Form 10-Q
period 2025-03-31
Hennessy Capital Investment Corp. VII
filed 2025-05-15
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42479

HENNESSY CAPITAL INVESTMENT CORP. VII

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1813620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US Hwy 50, Suite 309 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775)-339-1671

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	HVII	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of a business combination	HVIIR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right	HVIIU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2025 there were 19,690,000 Class A ordinary shares, and 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,044,292	$20,005
Prepaid expenses	83,851	20,829
Short-term prepaid insurance	82,500	—
Total current assets	2,210,643	40,834
Deferred offering costs	—	952,432
Long-term prepaid insurance	3,438	—
Marketable securities held in Trust Account	191,494,489	—
Total Assets	$193,708,570	$993,266

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$45,297	$33,366
Accrued offering costs	100,000	456,062
Promissory note – related party	—	76,790
Total current liabilities	145,297	566,218
Deferred legal fees	725,000	450,000
Deferred underwriting fee payable	7,600,000	—
Total Liabilities	8,470,297	1,016,218

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 and 0 shares at redemption value of $10.07 and $0 per share at March 31, 2025 and December 31, 2024	191,419,764	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 and none issued or outstanding (excluding 19,000,000 and 0 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	69	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 and 6,708,333 shares issued and outstanding(1)(2) at March 31, 2025 and December 31, 2024, respectively	633	671
Additional paid-in capital	—	24,329
Accumulated deficit	(6,182,193)	(47,952)
Total Shareholders’ Deficit	(6,181,491)	(22,952)
Total Liabilities and Shareholders’ Deficit	$193,708,570	$993,266

(1)	As of December 31, 2024, this amount includes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 5). Subsequently, on January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units.
(2)	On January 10, 2025, the Company issued an additional 958,333 founder shares for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (see Note 9). All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative costs	$489,035
Loss from operations	(489,035)

Other income:
Interest earned on cash equivalents	12,553
Interest earned on marketable securities held in Trust Account	1,494,489
Total other income	1,507,042

Net income	$1,018,007

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	14,566,667

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05

Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	529,000

Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.05

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,216,666

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,708,333	$671	$24,329	$(47,952)	$(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—			(8,352,571)	(7,152,248)	(15,504,819)

Net income	—	—	—	—	—	1,018,007	1,018,007

Balance – March 31, 2025	690,000	$69	6,333,333	$633	$—	$(6,182,193)	$(6,181,491)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash flows from operating activities:
Net income	$1,018,007
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,494,489)
Changes in operating assets and liabilities:
Prepaid expenses	(63,022)
Prepaid insurance	(85,938)
Accounts payable and accrued expenses	11,931
Deferred legal fees	125,000
Net cash used in operating activities	(488,511)

Cash flows from investing activities:
Investment of cash into Trust Account	(190,000,000)
Net cash used in investing activities	(190,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	186,200,000
Proceeds from sale of Private Placement Units	6,900,000
Proceeds from promissory note - related party	33,203
Repayment of promissory note - related party	(109,993)
Payment of deferred offering costs	(510,412)
Net cash provided by financing activities	192,512,798

Net change in cash and cash equivalents	2,024,287
Cash and cash equivalents, beginning of the period	20,005
Cash and cash equivalents, end of the period	$2,044,292

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$100,000
Deferred offering costs included in deferred legal fees	$150,000
Deferred underwriting fee payable	$7,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Hennessy Capital Investment Corp. VII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 27, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 16, 2025. On January 21, 2025, the Company consummated the Initial Public Offering of 19,000,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $190,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share and one right to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of its Business Combination (“Share Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 690,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,900,000, which is described in Note 4. Of the 690,000 Private Placement Units, 500,000 Private Placement Units were purchased by HC VII Sponsor LLC, the Company’s sponsor (the “Sponsor”), and an aggregate of 190,000 Private Placement Units were purchased by the underwriters of the Initial Public Offering (collectively, the “Underwriters”): Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC (133,000); Clear Street LLC (28,500); and Loop Capital Markets LLC (28,500). The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that (i) the Private Placement Units (and the Class A ordinary shares (the “private placement shares”) and Share Rights underlying the Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights) may not be transferred, assigned or sold, subject to certain limited exceptions, until 30 days after the completion of its Business Combination and (ii) the holders of the Private Placement Units are entitled to certain registration rights in respect thereof (and with respect to the private placement shares and Share Rights underlying such Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights).

Transaction costs of the Initial Public Offering amounted to $12,656,782, consisting of $3,800,000 of cash underwriting fee, $7,600,000 of deferred underwriting fee and $1,256,782 of other offering costs.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing account until the earlier of consummation of the Company’s Business Combination or liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any, (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Business Combination, (ii) the redemption of the Company’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “public shares”) if the Company is unable to complete its Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated its Business Combination within the Completion Window or (B) with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of its Business Combination either in connection with a general meeting called to approve its Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account (less permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete its Business Combination. However, if the Company is unable to complete its Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares of the Company (“founder shares”), private placement shares and public shares in connection with the completion of its Business Combination; (ii) waive their redemption rights with respect to their founder shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the public shares if the Company has not consummated its Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving a Business Combination) in favor of a Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $2,044,292 and working capital of $2,065,346. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Going Concern,” as of March 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $20,005 in cash and $2,044,292 and $0 in cash equivalents held in a money market account as of March 31, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2025 the assets held in the Trust Account amounted to $191,494,489. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds, on January 21, 2025, from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit because the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment. As of March 31, 2025 and December 31, 2024 the Company has $0 and $952,432, respectively, in deferred offering costs as recorded on the accompanying balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share Rights

The Company accounted for the Share Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Share Rights under equity treatment at its assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, there were no Class A ordinary shares subject to possible redemption. As of March 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to Share Rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	15,504,819
Class A ordinary shares subject to possible redemption, March 31, 2025	$191,419,764

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2025
	Redeemable Class A	Non-redeemable Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$695,793	25,268	$296,946

Denominator:
Basic and diluted weighted average shares outstanding	14,566,667	529,000	6,216,666
Basic and diluted net income per ordinary share	$0.05	0.05	$0.05

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on January 21, 2025, the Company sold 19,000,000 Units, which includes the partial exercise by the Underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Share Right entitling the holder thereof to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of a Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 690,000 Private Placement Units, each Private Placement Unit consisting of one Class A ordinary share and one Share Right to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of a Business Combination, at a price of $10.00 per Private Placement Unit, or $6,900,000 in the aggregate, in a private placement. Of the 690,000 Private Placement Units, 500,000 Private Placement Units were purchased by the Sponsor, and an aggregate of 190,000 Private Placement Units were purchased by the Underwriters: Cohen & Company Capital Markets (133,000); Clear Street LLC (28,500); and Loop Capital Markets LLC (28,500).

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, (i) so long as they are held by the Sponsor, the Underwriters or their permitted transferees, the Private Placement Units (including the private placement shares and Share Rights underlying the Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of a Business Combination and (ii) the holders of Private Placement Units are entitled to certain registration rights in respect thereof (and with respect to the private placement shares and Share Rights underlying such Private Placement Units and the Class A ordinary shares issuable upon conversion of the Share Rights).

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a Business Combination; (ii) waive their redemption rights with respect to their founder shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the public shares if the Company has not consummated a Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving a Business Combination) in favor of a Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional Units is exercised). All share and per share data have been retrospectively presented. On January 21, 2025, the Underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the subsequent forfeiture of the over-allotment option by the Underwriters, 500,000 founder shares are no longer subject to forfeiture and 375,000 founder shares were forfeited, resulting in the Sponsor (after giving effect to the founder share transfers described below) holding 5,203,333 founder shares.

On December 1, 2024 and January 1, 2025, the Sponsor transferred 250,000 and 750,000 founder shares to each of Nicholas Geeza, the Company’s Executive Vice President, Chief Financial Officer (“CFO”) and Secretary, and Thomas Hennessy, the Company’s President and Chief Operating Officer (“COO”), respectively. The founder shares were transferred for total consideration of $0.004 per share, or $1,000 and $3,000, respectively, due to the Sponsor. On December 19, 2024, the Sponsor transferred an aggregate of 130,000 founder shares to its independent directors, for total consideration of $0.004 per share, or $520, due to the Sponsor. The founder shares are automatically forfeited back to the Sponsor if the holder of such founder shares is no longer providing services to the Company prior to its Business Combination. The sale of the founder shares to the Company’s CFO, COO, and its independent directors, are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,130,000 shares granted to the Company’s CFO, COO, and its independent directors were $1,118,700, or $0.99 per share. The founder shares were granted subject to a performance condition (i.e., providing services through the Company’s Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the Company’s Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after its Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”).

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $76,790 under the Promissory Note. On January 21, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $109,994. As of March 31, 2025 and December 31, 2024, the Company had $0 and $76,790, respectively, outstanding balance under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2025, the Company incurred and paid $37,258 administrative services fees.

The Company entered into an agreement with the CFO, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Business Combination or until the Company’s liquidation. For the three months ended March 31, 2025, the Company incurred $24,839 under this agreement with the CFO and are included in accounts payable and accrued expenses on the balance sheet as of March 31, 2025.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the U.S. or other countries could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units and the private placement shares and Share Rights underlying such Private Placement Units and any Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of its Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On January 21, 2025, the Underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units.

The Underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,800,000 in the aggregate, paid to the Underwriters in cash at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting discount of up to $0.40 per Unit, or up to $7,600,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the public shares that are redeemed in connection with the Company’s Business Combination), payable to the Underwriters for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the Underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Deferred Legal Fees

As of March 31, 2025, the Company had a total deferred legal fee of $725,000, of which $125,000 was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Business Combination. As of December 31, 2024, the Company had a total deferred legal fee of $450,000, all of which was related to the Initial Public Offering and charged to offering costs. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheets as of March 31, 2025 and December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were 690,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding the 19,000,000 Class A ordinary shares subject to possible redemption as of March 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of March 31, 2025 and December 31, 2024, there were 6,333,333 and 6,708,333 Class B ordinary shares issued or outstanding, respectively.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of a Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with a Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of a Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of a Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Share Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-twelfth (1/12) of one Class A ordinary share upon consummation of its Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of its Business Combination, each holder of a Share Right will be required to affirmatively convert his, her or its Share Rights in order to receive the one-twelfth (1/12) of one Class A ordinary share underlying each Share Right upon consummation of its Business Combination. If the Company is unable to complete its Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

At March 31, 2025, assets held in the Trust Account were comprised of $191,494,489 in a money market account. At December 31, 2024, there were no assets held in the Trust Account. The Company has not withdrawn any interest income from the Trust Account.

		March 31,
	Level	2025
Assets:
Marketable securities held in Trust Account	1	$191,494,489

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The fair value of the Share Rights as of January 21, 2025 issued in the Initial Public Offering was $1,577,000, or $0.083 per Share Right. The Share Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Share Rights issued in the Initial Public Offering:

January 21, 2025
Underlying share price	$9.91
Pre-adjusted value per share right	$0.83
Market adjustment(1)	10.0%
Fair Value per share right	$0.083

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs. The market adjustment was determined by calibrating traded Share Rights prices as of the valuation dates.

NOTE 9 — SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

For Three Months Ended March 31, 2025
General and administrative costs	$489,035
Interest earned on marketable securities held in Trust Account	$1,494,489

	As of March 31,	As of December 31,
	2025	2024
Cash	$2,044,292	$20,005
Marketable securities held in Trust Account	$191,494,489	$-

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “HVII” refer to Hennessy Capital Investment Corp. VII. References to HVII’s “management” or HVII’s “management team” refer to HVII’s officers and directors. References to the “sponsor” refer to HC VII Sponsor LLC. The following discussion and analysis of HVII’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward Looking Statements

This Quarterly Report (including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). HVII’s forward-looking statements include, but are not limited to, statements regarding HVII or HVII’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “projects,” “predicts,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

HVII cautions that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity, and developments in the industry in which it operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on forward-looking statements. In addition, even if HVII’s results or operations, financial condition and liquidity, and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Quarterly Report are based on HVII’s current expectations and beliefs concerning future developments and their potential effects on HVII. There can be no assurance that future developments affecting HVII will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond HVII’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HVII’s ability to select an appropriate target business or businesses;

●	HVII’s ability to complete its business combination;

●	HVII’s expectations around the performance of a prospective target business or businesses;

●	HVII’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its business combination;

●	HVII’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HVII’s business or in approving its business combination;

●	HVII’s potential ability to obtain additional financing to complete its business combination;

●	HVII’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HVII’s officers and directors to generate a number of potential business combination opportunities;

●	HVII’s public securities’ potential liquidity and trading;

●	the lack of a market for HVII’s securities;

●	the availability to HVII of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HVII’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in HVII’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

HVII is a SPAC incorporated in the Cayman Islands on September 27, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. HVII intends to effectuate its business combination using cash derived from the proceeds of its initial public offering and the sale of the private placement units and any sale of securities in connection with its business combination, its shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of HVII’s public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded to ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, HVII’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HVII’s present officers and directors;

●	may have the effect of delaying or preventing a change of control of HVII by diluting the equity ownership or voting rights of a person seeking to obtain control of HVII; and

●	may adversely affect prevailing market prices for Class A ordinary shares and/or share rights.

Similarly, if HVII issues debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on HVII’s assets if its operating revenues after a business combination are insufficient to repay its debt obligations;

●	acceleration of HVII’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if HVII breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	HVII’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	HVII’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;

●	HVII’s inability to pay dividends on ordinary shares;

●	using a substantial portion of HVII’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on HVII’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on HVII’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes; and

●	other disadvantages compared to its competitors who have less debt.

●	HVII expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot assure that its plans to complete a business combination will be successful.

Factors That May Adversely Affect HVII’s Results of Operations

HVII’s results of operations and its ability to complete a business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond HVII’s control. HVII’s results of operations and its ability to consummate a business combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. HVII cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact HVII’s business and its ability to complete a business combination.

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through March 31, 2025, were organizational activities and those necessary to prepare for HVII’s initial public offering, described below. HVII does not expect to generate any operating revenues until after the completion of its business combination. It expects to generate non-operating income in the form of interest income from funds held after the initial public offering. Subsequent to its initial public offering, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2025, HVII had net income of $1,018,007, which consisted of interest earned on marketable securities held in the Trust Account of $1,494,489, interest earned on cash equivalents of $12,553 offset by $489,035 of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, HVII’s only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by HVII’s sponsor for $25,000 and loans from HVII’s sponsor, which were repaid at the closing of the initial public offering.

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

HVII intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and excluding deferred underwriting commissions), to complete its business combination. To the extent that HVII’s share capital or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

HVII intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HVII’s income taxes. In addition, HVII may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although HVII does not have any current intention to do so. If HVII entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed business combination and the amount of HVII’s available funds at the time. HVII’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, HVII’s sponsor or an affiliate of HVII’s sponsor or certain of HVII’s officers and directors may, but are not obligated to, loan HVII funds as may be required. If HVII completes a business combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to HVII. In the event that a business combination does not close, HVII may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans by HVII’s sponsor, an affiliate of HVII’s sponsor or HVII’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HVII does not expect to seek loans from parties other than HVII’s sponsor, an affiliate of HVII’s sponsor or its officers and directors, if any, as HVII does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

HVII does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if HVII’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, HVII may have insufficient funds available to operate its business prior to its business combination. Moreover, HVII may need to obtain additional financing either to complete its business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its business combination, in which case HVII may issue additional securities or incur debt in connection with such business combination. If HVII raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to HVII’s equity securities and could contain covenants that restrict HVII’s operations. Further, due to the anti-dilution rights of the founder shares, public shareholders may incur material dilution. In addition, HVII intends to target businesses with enterprise values that are greater than it could acquire with its current funds, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, HVII may be required to seek additional financing to complete such proposed business combination. HVII may also obtain financing prior to the closing of its business combination to fund its working capital needs and transaction costs in connection with its search for and completion of its business combination. There is no limitation on HVII’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its business combination, any backstop or similar agreements HVII may enter into following the consummation of this offering or otherwise. Subject to compliance with applicable securities laws, HVII would only complete such financing simultaneously with the completion of HVII’s business combination. If HVII is unable to complete its business combination because it does not have sufficient funds available to it, HVII will be forced to cease operations and liquidate the Trust Account. In addition, following its business combination, if cash on hand is insufficient, HVII may need to obtain additional financing in order to meet its obligations.

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

HVII does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services and an agreement to pay Nicholas Geeza, HVII’s chief financial officer, an aggregate of $10,000 per month. HVII began incurring these fees on January 17, 2025, and will continue to incur these fees monthly until the earlier of the completion of its business combination and its liquidation.

The underwriters of HVII’s initial public offering were entitled to a cash underwriting discount of $0.20 per unit, or $3,800,000 in the aggregate, which was paid to the underwriters in cash at the closing of the initial public offering. Additionally, the underwriters are entitled to a deferred underwriting discount of up to $0.40 per unit, or up to $7,600,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the public shares that are redeemed in connection with a business combination), payable to the underwriters for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event HVII completes its business combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. HVII has not identified any critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HVII is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (HVII’s “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HVII’s Certifying Officers concluded that, as of March 31, 2025, HVII’s disclosure controls and procedures were effective.

HVII does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that HVII has detected all HVII’s control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in HVII’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, HVII’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of HVII’s management, there is no litigation currently pending against HVII, any of HVII’s officers or directors in their capacity as such or against any of HVII’s property.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except as detailed below, there have been no material changes to the risk factors disclosed in HVII’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. Any of these factors could result in a significant or material adverse effect on HVII’s results of operations or financial condition. Additional risk factors not presently known to HVII or that HVII currently deems immaterial may also impair HVII’s business or results of operations. HVII may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on HVII’s search for a business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect HVII’s search for a target business and/or HVII’s ability to complete its business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs. HVII cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after HVII enters into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for HVII to terminate that business combination agreement. These factors could affect HVII’s selection of a business combination target.

HVII may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, HVII may deem it costly, impractical or risky to complete a business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair HVII’s ability to identify a suitable target and to complete a business combination. If HVII completes a business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 8, 2024, HVII’s sponsor purchased an aggregate of 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On January 10, 2025, HVII issued to HVII’s sponsor an additional 958,333 Class B ordinary shares for no additional consideration, resulting in HVII’s sponsor holding a total of 6,708,333 Class B ordinary shares. The number of Class B ordinary shares issued was determined based on the expectation that the Class B ordinary shares would represent 25% of the outstanding ordinary shares of HVII upon completion of HVII’s initial public offering. In December 2024, HVII’s sponsor transferred 250,000 Class B ordinary shares to Nicholas Geeza, HVII’s Executive Vice President, Chief Financial Officer and Secretary and an aggregate of 130,000 Class B ordinary shares to its independent directors. In January 2025, HVII’s sponsor transferred 750,000 Class B ordinary shares to Thomas D. Hennessy, HVII’s President and Chief Operating Officer.

On January 21, 2025, HVII consummated the initial public offering of 19,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 units, at $10.00 per unit, generating gross proceeds of $190,000,000. Each unit consists of one Class A ordinary share and one right to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of a business combination.

Simultaneously with the closing of HVII’s initial public offering, HVII consummated the private placement and sale of an aggregate of 690,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds to HVII of $6,900,000. Of the 690,000 private placement units, 500,000 private placement units were purchased by HVII’s sponsor and 190,000 private placement units were purchased by the underwriters. The private placement units are identical to the units sold in HVII’s initial public offering, except that (i) the private placement units (and the Class A ordinary shares and share rights underlying the private placement units and the Class A ordinary shares issuable upon conversion of the share rights) may not be transferred, assigned or sold, subject to certain limited exceptions set forth in the letter agreement and as described in the registration statement filed in connection with HVII’s initial public offering, until 30 days after the completion of the HVII’s business combination, and (ii) the holders of the private placement units are entitled to certain registration rights in respect thereof (and with respect to the Class A ordinary shares and share rights underlying such private placement units and the Class A ordinary shares issuable upon conversion of the share rights). The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The underwriters of HVII’s initial public offering were entitled to a cash underwriting discount of $0.20 per unit, or $3,800,000 in the aggregate, which were paid to the underwriters in cash at the closing of the initial public offering. Additionally, the underwriters are entitled to a deferred underwriting discount of up to $0.40 per unit, or up to $7,600,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the public shares that are redeemed in connection with a business combination), payable to the underwriters for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event HVII completes its business combination.

For a description of the use of the proceeds generated in HVII’s initial public offering, please see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of HVII adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

1.1	Underwriting Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Cohen & Company Capital Markets, a Division of J.V.B. Financial Group, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
4.1	Share Rights Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.1	Letter Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, its officers, its directors and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VII’s Form 8-K filed with the SEC on January 21, 2025).
10.2	Investment Management Trust Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.3	Registration Rights Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, HC VII Sponsor LLC, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, Loop Capital Markets LLC, Clear Street LLC and certain other security holders (incorporated by reference to Exhibit 10.3 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.4	Administrative Support Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.4 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.5	Amended and Restated Founder Shares Subscription Agreement, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-1 (File No. 333-283087) filed with the SEC on January 15, 2025).
10.6	Private Placement Units Purchase Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.7	Private Placement Units Purchase Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, Loop Capital Markets LLC and Clear Street LLC (incorporated by reference to Exhibit 10.6 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.8	Form of Indemnity Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and each of the officers and directors of Hennessy Capital Investment Corp. VII (incorporated by reference to Exhibit 10.7 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VII

Dated: May 15, 2025		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

