Form 10-Q
period 2025-06-30
Hennessy Capital Investment Corp. VII
filed 2025-08-13
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42479

HENNESSY CAPITAL INVESTMENT CORP. VII

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1813620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US Hwy 50, Suite 207 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2025, there were 19,690,000 Class A ordinary shares and 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,861,192	$20,005
Prepaid expenses	55,728	20,829
Short-term prepaid insurance	65,313	—
Total current assets	1,982,233	40,834
Deferred offering costs	—	952,432
Marketable securities held in Trust Account	193,308,208	—
Total Assets	$195,290,441	$993,266

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$56,654	$33,366
Accrued offering costs	100,000	456,062
Promissory note – related party	—	76,790
Total current liabilities	156,654	566,218
Deferred legal fees	775,000	450,000
Deferred underwriting fee payable	7,600,000	—
Total Liabilities	8,531,654	1,016,218

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 and 0 shares at redemption value of $10.17 and $0 per share at June 30, 2025 and December 31, 2024	193,308,208	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 and none issued or outstanding (excluding 19,000,000 and 0 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	69	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 and 6,708,333 shares issued and outstanding(1)(2) at June 30, 2025 and December 31, 2024, respectively	633	671
Additional paid-in capital	—	24,329
Accumulated deficit	(6,550,123)	(47,952)
Total Shareholders’ Deficit	(6,549,421)	(22,952)
Total Liabilities and Shareholders’ Deficit	$195,290,441	$993,266

(1)	As of December 31, 2024, this amount includes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 5). Subsequently, on January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units.
(2)	On January 10, 2025, the Company issued an additional 958,333 founder shares for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (see Note 7). All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$448,910	$937,945
Loss from operations	(448,910)	(937,945)

Other income:
Interest earned on cash equivalents	15,444	27,997
Interest earned on marketable securities held in Trust Account	1,953,980	3,448,469
Total other income	1,969,424	3,476,466

Net income	$1,520,515	$2,538,521

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	19,000,000	16,795,580
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.11
Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	690,000	609,945
Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.06	$0.11
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,333,333	6,275,322
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,708,333	$671	$24,329	$(47,952)	$(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—			(8,352,571)	(7,152,248)	(15,504,819)

Net income	—	—	—	—	—	1,018,007	1,018,007

Balance – March 31, 2025	690,000	$69	6,333,333	$633	$—	$(6,182,193)	$(6,181,491)

Accretion for Class A ordinary shares to redemption amount	—	—			—	(1,888,444)	(1,888,444)

Net income	—	—	—	—	—	1,520,515	1,520,515

Balance – June 30, 2025	690,000	$69	6,333,333	$633	$—	$(6,550,123)	$(6,549,421)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash flows from operating activities:
Net income	$2,538,521
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,448,469)
Changes in operating assets and liabilities:
Prepaid expenses	(34,899)
Prepaid insurance	(65,313)
Accounts payable and accrued expenses	23,288
Deferred legal fees	175,000
Net cash used in operating activities	(811,872)

Cash flows from investing activities:
Investment of cash into Trust Account	(190,000,000)
Cash withdrawn from Trust Account for working capital purposes	140,261
Net cash used in investing activities	(189,859,739)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	186,200,000
Proceeds from sale of Private Placement Units	6,900,000
Proceeds from promissory note - related party	33,203
Repayment of promissory note - related party	(109,993)
Payment of deferred offering costs	(510,412)
Net cash provided by financing activities	192,512,798

Net change in cash and cash equivalents	1,841,187
Cash and cash equivalents, beginning of the period	20,005
Cash and cash equivalents, end of the period	$1,861,192

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$100,000
Deferred offering costs included in deferred legal fees	$150,000
Deferred underwriting fee payable	$7,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $1,861,192 and working capital of $1,825,579. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future periods.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,861,192 and $20,005 in cash and had no cash equivalents held in a money market account as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2025 the assets held in the Trust Account amounted to $193,308,208. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds, on January 21, 2025, from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit because the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment. As of June 30, 2025 and December 31, 2024 the Company has $0 and $952,432, respectively, in deferred offering costs as recorded on the accompanying balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, there were no Class A ordinary shares subject to possible redemption. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to Share Rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	15,504,819
Class A ordinary shares subject to possible redemption, March 31, 2025	$191,419,764
Plus:
Remeasurement of carrying value to redemption value	1,888,444
Class A ordinary shares subject to possible redemption, June 30, 2025	$193,308,208

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Redeemable	Non-Redeemable		Redeemable	Non-Redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,110,149	$40,316	$370,050	$1,800,440	$65,384	$672,697
Denominator:
Basic and diluted weighted average shares outstanding	19,000,000	690,000	6,333,333	16,795,580	609,945	6,275,322
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.11	$0.11	$0.11

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $76,790 under the Promissory Note. On January 21, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $109,994. As of June 30, 2025 and December 31, 2024, the Company had $0 and $76,790, respectively, outstanding balance under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $82,258 administrative services fees, respectively.

The Company entered into an agreement with the CFO, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Business Combination or until the Company’s liquidation. For the three and six months ended June 30, 2025, the Company incurred $24,839 and $54,839, respectively, under this agreement with the CFO and are included in accounts payable and accrued expenses on the balance sheet as of June 30, 2025.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas war and the conflict between Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas war, the conflict between Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and the conflict between Israel and Iran and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the U.S. or other countries could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Deferred Legal Fees

As of June 30, 2025, the Company had a total deferred legal fee of $775,000, of which $175,000 was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Business Combination. As of December 31, 2024, the Company had a total deferred legal fee of $450,000, all of which was related to the Initial Public Offering and charged to offering costs. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheets as of June 30, 2025 and December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 690,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding the 19,000,000 Class A ordinary shares subject to possible redemption as of June 30, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of June 30, 2025 and December 31, 2024, there were 6,333,333 and 6,708,333 Class B ordinary shares issued or outstanding, respectively.

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

JUNE 30, 2025

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

At June 30, 2025, assets held in the Trust Account were comprised of $193,308,208 in a money market account. At December 31, 2024, there were no assets held in the Trust Account. The Company has not withdrawn any interest income from the Trust Account.

	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account	1	$193,308,208

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

JUNE 30, 2025

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

	June 30, 2025	December 31, 2024
Cash	$1,861,192	$20,005
Marketable securities held in Trust Account	$193,308,208	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$448,910	$937,945
Interest earned on marketable securities held in Trust Account	$1,953,980	$3,448,469

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HVII’s ability to select an appropriate target business or businesses;

●	HVII’s ability to complete its business combination;

●	HVII’s expectations around the performance of a prospective target business or businesses;

●	HVII’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its business combination;

●	HVII’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HVII’s business or in approving its business combination;

●	HVII’s potential ability to obtain additional financing to complete its business combination;

●	HVII’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HVII’s officers and directors to generate a number of potential business combination opportunities;

●	HVII’s public securities’ potential liquidity and trading;

●	the lack of a market for HVII’s securities;

●	the availability to HVII of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HVII’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, and in HVII’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

HVII expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete a business combination will be successful.

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

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through June 30, 2025, were organizational activities and those necessary to prepare for HVII’s initial public offering, described below. HVII does not expect to generate any operating revenues until after the completion of its business combination. It expects to generate non-operating income in the form of interest income from funds held after the initial public offering. Subsequent to its initial public offering, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2025, HVII had net income of $1,520,515, which consisted of interest earned on marketable securities held in the Trust Account of $1,953,980, interest earned on cash equivalents of $15,444 offset by $448,910 of general and administrative costs.

For the six months ended June 30, 2025, HVII had net income of $2,538,521, which consisted of interest earned on marketable securities held in the Trust Account of $3,448,469, interest earned on cash equivalents of $27,997 offset by $937,945 of general and administrative costs.

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

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (HVII’s “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HVII’s Certifying Officers concluded that, as of June 30, 2025, HVII’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of HVII adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

Dated: August 13, 2025		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

