Form 10-Q
period 2025-09-30
Hennessy Capital Investment Corp. VII
filed 2025-11-14
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 19,690,000 Class A ordinary shares and 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2025 and for the period from September 27, 2024 (inception) through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and for the period from September 27, 2024 (inception) through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from September 27, 2024 (inception) through September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,622,799	$20,005
Prepaid expenses	31,354	20,829
Short-term prepaid insurance	44,688	—
Total current assets	1,698,841	40,834
Deferred offering costs	—	952,432
Marketable securities held in Trust Account	195,206,616	—
Total Assets	$196,905,457	$993,266

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$69,879	$33,366
Accrued offering costs	100,000	456,062
Promissory note – related party	—	76,790
Total current liabilities	169,879	566,218
Deferred legal fees	1,185,000	450,000
Deferred underwriting fee payable	7,600,000	—
Total Liabilities	8,954,879	1,016,218

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 and 0 shares at redemption value of $10.27 and $0 per share at September 30, 2025 and December 31, 2024	195,206,616	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 and none issued or outstanding (excluding 19,000,000 and 0 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	69	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 and 6,708,333 shares issued and outstanding(1)(2) at September 30, 2025 and December 31, 2024, respectively	633	671
Additional paid-in capital	—	24,329
Accumulated deficit	(7,256,740)	(47,952)
Total Shareholders’ Deficit	(7,256,038)	(22,952)
Total Liabilities and Shareholders’ Deficit	$196,905,457	$993,266

(1)	As of December 31, 2024, this amount includes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 5). Subsequently, on January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units.
(2)	On January 10, 2025, the Company issued an additional 958,333 founder shares for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (see Note 7). All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Period from September 27, 2024 (Inception) Through
	September 30, 2025	September 30, 2025	September 30, 2024
General and administrative costs	$819,219	$1,757,164	$10,420
Loss from operations	(819,219)	(1,757,164)	(10,420)

Other income:
Interest earned on cash equivalents	13,338	41,335	—
Interest earned on marketable securities held in Trust Account	1,997,672	5,446,141	—
Total other income	2,011,010	5,487,476	—

Net income (loss)	$1,191,791	$3,730,312	$(10,420)

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	19,000,000	17,538,462	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.15	$—
Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	690,000	636,923	—
Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.05	$0.15	$—
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,333,333	6,294,871	5,833,333
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$0.15	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,708,333	$671	$24,329	$(47,952)	$(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,352,571)	(7,152,248)	(15,504,819)

Net income	—	—	—	—	—	1,018,007	1,018,007

Balance – March 31, 2025 (unaudited)	690,000	69	6,333,333	633	—	(6,182,193)	(6,181,491)

Accretion for Class A ordinary shares to redemption amount	—	—			—	(1,888,444)	(1,888,444)

Net income	—	—	—	—	—	1,520,514	1,520,514

Balance – June 30, 2025 (unaudited)	690,000	69	6,333,333	633	—	(6,550,123)	(6,549,421)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,898,408)	(1,898,408)

Net income	—	—	—	—	—	1,191,791	1,191,791

Balance – September 30, 2025 (unaudited)	690,000	$69	6,333,333	$633	$—	$(7,256,740)	$(7,256,038)

FOR THE PERIOD FROM SEPTEMBER 27, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED )

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 27, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(10,420)	(10,420)

Balance – September 30, 2024	—	$—	—	$—	$—	$(10,420)	$(10,420)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Period from September 27, 2024 (Inception) Through
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$3,730,312	$(10,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,446,141)	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,525)	—
Prepaid insurance	(44,688)	—
Accounts payable and accrued expenses	36,513	10,420
Deferred legal fees	585,000	—
Net cash used in operating activities	(1,149,529)	—

Cash flows from investing activities:
Investment of cash into Trust Account	(190,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	239,525	—
Net cash used in investing activities	(189,760,475)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	186,200,000	—
Proceeds from sale of Private Placement Units	6,900,000	—
Proceeds from promissory note - related party	33,203	—
Repayment of promissory note - related party	(109,993)	—
Payment of deferred offering costs	(510,412)	—
Net cash provided by financing activities	192,512,798	—

Net change in cash and cash equivalents	1,602,794	—
Cash and cash equivalents, beginning of the period	20,005	—
Cash and cash equivalents, end of the period	$1,622,799	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$100,000	$—
Deferred offering costs included in deferred legal fees	$150,000	$—
Deferred underwriting fee payable	$7,600,000	$—
Forfeiture of Founder Shares	$38	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $1,622,799 and working capital of $1,708,541. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Going Concern,” as of September 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,622,799 and $20,005 in cash and had no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2025 the assets held in the Trust Account amounted to $195,206,616. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds, on January 21, 2025, from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Share Rights included in the Units and Private Placement Units were charged to shareholders’ deficit because the Share Rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment. As of September 30, 2025 and December 31, 2024 the Company has $0 and $952,432, respectively, in deferred offering costs as recorded on the accompanying balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, there were no Class A ordinary shares subject to possible redemption. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to Share Rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	15,504,819
Class A ordinary shares subject to possible redemption, March 31, 2025	191,419,764
Plus:
Remeasurement of carrying value to redemption value	1,888,444
Class A ordinary shares subject to possible redemption, June 30, 2025	193,308,208
Plus:
Remeasurement of carrying value to redemption value	1,898,408
Class A ordinary shares subject to possible redemption, September 30, 2025	$195,206,616

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Redeemable	Non-Redeemable		Redeemable	Non-Redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,001,256	$36,362	$333,752	$2,802,319	$101,769	$1,005,803
Denominator:
Basic and diluted weighted average shares outstanding	19,000,000	690,000	6,333,333	17,538,462	636,923	6,294,871
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.15	$0.15	$0.15

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

SEPTEMBER 30, 2025

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $76,790 under the Promissory Note. On January 21, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $109,994. As of September 30, 2025 and December 31, 2024, the Company had $0 and $76,790, respectively, outstanding balance under the Promissory Note. No further borrowings are available under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer and Consultants

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services, which amount increased to $25,000 per month beginning September 1, 2025. For the three and nine months ended September 30, 2025, the Company incurred and paid $55,000 and $137,258 administrative services fees, respectively.

The Company entered into an agreement with the CFO, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Business Combination or until the Company’s liquidation. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $84,839, respectively, under this agreement with the CFO and are included in accounts payable and accrued expenses on the balance sheet as of September 30, 2025. The Company has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of a Business Combination, which payments commenced in September 2025. An aggregate of approximately $9,068 was charged to operations for the three months and nine months ended September 30, 2025 for such consulting and advisory services. In addition, in January 2025, the Company began to compensate a Vice President of the Company $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $44,406 and $136,771, respectively, was charged to operations for the three months and nine months ended September 30, 2025, respectively, for such services.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas war and the conflict between Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas war, the conflict between Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Deferred Legal Fees

As of September 30, 2025, the Company had a total deferred legal fee of $1,185,000, of which $585,000 was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Business Combination. As of December 31, 2024, the Company had a total deferred legal fee of $450,000, all of which was related to the Initial Public Offering and charged to offering costs. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheets as of September 30, 2025 and December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 690,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding the 19,000,000 Class A ordinary shares subject to possible redemption as of September 30, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of September 30, 2025 and December 31, 2024, there were 6,333,333 and 6,708,333 Class B ordinary shares issued or outstanding, respectively.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of a Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with a Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

At September 30, 2025, assets held in the Trust Account were comprised of $195,206,616 in a money market account. At December 31, 2024, there were no assets held in the Trust Account. The Company has not withdrawn any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$195,206,616

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,622,799	$20,005
Marketable securities held in Trust Account	$195,206,616	$—

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from September 27, 2024 (inception) through September 30, 2024
General and administrative costs	$819,219	$1,757,164	$10,420
Interest earned on marketable securities held in Trust Account	$1,997,672	$5,446,141	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed, which include the following:

On October 22, 2025, the Company, Solis Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and ONE Nuclear Energy LLC, a Delaware limited liability company (the “ONE Nuclear”), entered into a business combination agreement (the “Business Combination Agreement”) that contemplates a $1.0 billion equity valuation of ONE Nuclear and an all-stock combination transaction (the “Proposed Business Combination). ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) the Company will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly-owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly-owned subsidiary of the Company, and the Company will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, the Company’s shares of common stock following the Domestication (“Common Stock”) are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by the Company and ONE Nuclear in writing.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the shareholders of the Company and the equityholders of ONE Nuclear; (ii) the registration statement on Form S-4 (the “Registration Statement”) having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the Company’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form S-4 that the Company intends to file with the SEC relating to the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2025.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HVII’s ability to select an appropriate target business or businesses;

●	HVII’s ability to complete its business combination, including HVII’s recently announced Proposed Business Combination with ONE Nuclear (as defined below);

●	HVII’s expectations around the performance of a prospective target business or businesses;

●	HVII’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its business combination;

●	HVII’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HVII’s business or in approving its business combination;

●	HVII’s potential ability to obtain additional financing to complete its business combination;

●	HVII’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HVII’s officers and directors to generate a number of potential business combination opportunities;

●	HVII’s public securities’ potential liquidity and trading;

●	the lack of a market for HVII’s securities;

●	the availability to HVII of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HVII’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in HVII’s Annual Report on Form 10-K for the year ended December 31, 2024 and in HVII’s future filings with the SEC, including in HVII’s prospectus/proxy statement included in the Registration Statement (as defined below) that HVII intends to file with the SEC.

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

Recent Events

Business Combination Agreement

On October 22, 2025, HVII, Solis Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of HVII (“Merger Sub”), and ONE Nuclear Energy LLC, a Delaware limited liability company (the “ONE Nuclear”), entered into a business combination agreement (the “Business Combination Agreement”) that contemplates a $1.0 billion equity valuation of ONE Nuclear and an all-stock combination transaction (the “Proposed Business Combination). ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) HVII will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly-owned subsidiary of HVII. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly-owned subsidiary of HVII, and HVII will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, HVII’s shares of common stock following the Domestication (“Common Stock”) are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by HVII and ONE Nuclear in writing.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the shareholders of HVII and the equityholders of ONE Nuclear; (ii) the registration statement on Form S-4 (the “Registration Statement”) having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) HVII’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form S-4 that HVII intends to file with the SEC relating to the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see HVII’s Current Report on Form 8-K filed with the SEC on October 23, 2025.

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through September 30, 2025, were organizational activities and those necessary to prepare for HVII’s initial public offering, described below. HVII does not expect to generate any operating revenues until after the completion of its business combination. It expects to generate non-operating income in the form of interest income from funds held after the initial public offering. Subsequent to its initial public offering, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2025, HVII had net income of $1,191,791, which consisted of interest earned on marketable securities held in the Trust Account of $1,997,672, interest earned on cash equivalents of $13,338 offset by $819,219 of general and administrative costs.

For the nine months ended September 30, 2025, HVII had net income of $3,730,312, which consisted of interest earned on marketable securities held in the Trust Account of $5,446,141, interest earned on cash equivalents of $41,335 offset by $1,757,164 of general and administrative costs.

For the period from September 27, 2024 (Inception) through September 30, 2024, HVII had a net loss of $10,420 which consisted of general and administrative costs.

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

HVII intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HVII’s income taxes. As discussed above under “Recent Events,” on October 22, 2024, HVII entered into a Business Combination Agreement. In addition, HVII may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although HVII does not have any current intention to do so. If HVII entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed business combination and the amount of HVII’s available funds at the time. HVII’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

HVII does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay, commencing on January 17, 2025, an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, which amount increased to an aggregate of $25,000 per month beginning September 1, 2025, and an agreement to pay Nicholas Geeza, HVII’s chief financial officer, an aggregate of $10,000 per month. HVII began incurring these fees on January 17, 2025, and will continue to incur these fees monthly until the earlier of the completion of its business combination and its liquidation. HVII has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of HVII’s sponsor for services related to the execution and consummation of a business combination, which payments commenced in September 2025. An aggregate of approximately $9,068 was charged to operations for the three months and nine months ended September 30, 2025 for such consulting and advisory services. In addition, in January 2025, HVII began to compensate a Vice President of HVII $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $44,406 and $136,771, respectively, was charged to operations for the three months and nine months ended September 30, 2025, respectively, for such services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (HVII’s “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HVII’s Certifying Officers concluded that, as of September 30, 2025, HVII’s disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in HVII’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and in HVII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 13, 2025. Any of these factors could result in a significant or material adverse effect on HVII’s results of operations or financial condition. Additional risk factors not presently known to HVII or that HVII currently deems immaterial may also impair HVII’s business or results of operations. HVII may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of HVII adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of October 22, 2025, by and among Hennessy Capital Investment Corp. VII, Solis Merger Sub LLC, and ONE Nuclear Energy LLC (incorporated by reference to Exhibit 2.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on October 23, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.1	Member Support Agreement, dated as of October 22, 2025, by and among Hennessy Capital Investment Corp. VII, ONE Nuclear Energy LLC and the other members of ONE Nuclear Energy LLC listed therein (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on October 23, 2025).
10.2	Sponsor Support Agreement, dated as of October 22, 2025, by and among ONE Nuclear Energy LLC, Hennessy Capital Investment Corp. VII, HC VII Sponsor LLC and the other shareholders of Hennessy Capital Investment Corp. VII listed therein (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on October 23, 2025).
10.3*	Amendment to the Insider Letter Agreement, dated as of August 28, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC.
10.4*	Amendment to the Administrative Support Agreement, dated as of August 27, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VII

Dated: November 14, 2025		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025		/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

