Form 10-K
period 2025-12-31
Hennessy Capital Investment Corp. VII
filed 2026-03-06
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $200,050,400.

As of March 5, 2026 there were 19,690,000 shares of Class A ordinary shares, and 6,333,333 shares of Class B ordinary shares issued and outstanding.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HVII’s ability to select an appropriate target business or businesses;

●	HVII’s ability to complete its initial business combination, including the Proposed Business Combination with ONE Nuclear;

●	HVII’s expectations around the performance of a prospective target business or businesses;

●	HVII’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its initial business combination;

●	HVII’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HVII’s business or in approving its initial business combination;

●	HVII’s potential ability to obtain additional financing to complete its initial business combination;

●	HVII’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HVII’s officers and directors to generate a number of potential business combination opportunities;

●	HVII’s public securities’ potential liquidity and trading;

●	the lack of a market for HVII’s securities;

●	the availability to HVII of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	HVII’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report, in HVII’s final prospectus filed in connection with its initial public offering and in the registration statement on Form S-4 (File No. 333-292440) filed by HVII, as registrant, and ONE Nuclear, as co-registrant, as may be amended and supplemented from time to time, in connection with the Proposed Business Combination.

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

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to HVII’s amended and restated memorandum and articles of association as in effect on the date of this Report;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” is the period following the completion of HVII’s initial public offering at the end of which, if it has not completed its initial business combination, HVII will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. HVII will have 24 months from the closing of the initial public offering to consummate an initial business combination. Public shareholders can vote at any time to amend HVII’s amended and restated memorandum and articles of association to modify the amount of time HVII will have to complete an initial business combination, in which case its public shareholders will be offered an opportunity to redeem their public shares;

●	“directors” are to HVII’s directors;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for HVII’s Class A ordinary shares issued in a financing transaction in connection with HVII’s initial business combination, including but not limited to a private placement of such securities;

●	“founder shares” are to shares of HVII’s Class B ordinary shares and the shares of HVII’s Class A ordinary shares issued upon the automatic conversion thereof at the time of its initial business combination or at any time prior thereto at the option of the holder thereof as described herein;

●	“HVII” “Hennessy VII,” or “company” are to Hennessy Capital Investment Corp. VII, a Cayman Islands exempted company, limited by shares;

●	“initial shareholders” are to HVII’s sponsor and any other holders of its founder shares (or their permitted transferees);

●	“letter agreement” refers to the letter agreement entered into by HVII and the initial shareholders in connection with its initial public offering;

●	“management” or HVII’s “management team” are to its officers and directors;
●	“Merger Sub” are to Solis Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of HVII;
●	“ONE Nuclear” are to ONE Nuclear Energy LLC, a Delaware limited liability company;

●	“ordinary shares” are to HVII’s Class A ordinary shares and its Class B ordinary shares, collectively;

●	“permitted withdrawals” means the aggregate amounts withdrawn to fund HVII’s working capital requirements following HVII’s initial public offering related to HVII’s search for an initial business combination, subject to an annual limit of 5.0% of the interest generated on the amount held in the trust account, and to pay HVII’s taxes, other than excise taxes, if any; all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement” are to a subscription of 690,000 private placement units at a price of $10.00 per private placement unit for a total purchase price of $6,900,000 by HVII’s sponsor and the underwriters in a private placement that closed simultaneously with the closing of HVII’s initial public offering; of those 690,000 private placement units, HVII’s sponsor purchased 500,000 private placement units and the underwriters purchased 190,000 private placement units;

●	“private placement rights” are to the share rights included in the private placement units;

●	“private placement shares” are to the Class A ordinary shares included in the private placement units;

●	“private placement units” are to the units, each unit consisting on one Class A ordinary share and one right to receive one-twelfth (1/12) of a Class A ordinary share upon the consummation of an initial business combination, at a price of $10.00 per unit, issued to HVII’s sponsor and the underwriters of its initial public offering, in the private placement or issued to HVII’s sponsor upon conversion of working capital loans;

●	“Proposed Business Combination” are to the business combination transaction contemplated by, and on the terms and subject to the conditions set forth in, that certain Business Combination Agreement, dated as of October 22, 2025 (as may be amended or supplemented from time to time), among HVII, Merger Sub and ONE Nuclear;

●	“public shares” are to HVII’s Class A ordinary shares sold as part of the units in its initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public shareholders” are to the holders of HVII’s public shares, including HVII’s sponsor, officers and directors to the extent its sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“share rights” are to HVII’s rights sold as part of the units in its initial public offering (whether they were purchased in HVII’s initial public offering or thereafter in the open market) and the rights sold as part of the private placement units; and

●	“sponsor” are to HC VII Sponsor LLC, a Nevada limited liability company and an affiliate of Daniel J. Hennessy, HVII’s Chairman and Chief Executive Officer, and Thomas D. Hennessy, HVII’s President and Chief Operating Officer.

iii

PART I

Item 1. Business.

Overview

HVII is a newly organized special purpose acquisition company (a “SPAC”) incorporated as a Cayman Islands exempted company with limited liability on September 27, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout this Report as its initial business combination.

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

Business Combination Agreement

On October 22, 2025, HVII, Merger Sub and ONE Nuclear entered into a business combination agreement (as may be amended or supplemented from time to time, the “Business Combination Agreement”), which contemplates an all-stock business combination transaction and aggregate consideration of $1.0 billion payable to the ONE Nuclear Members. ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. ONE Nuclear is a development stage entity, with de minimis assets, no historic business operations and no revenues or developments currently under construction, and investors and potential investors should consider the financial constraints, uncertainties and risks described in the section of the S-4 Registration Statement (as defined below) entitled “Risk Factors — Risks Related to ONE Nuclear’s Business and Industry.”

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) HVII will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation and (ii) Merger Sub will merge with and into the ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly-owned subsidiary of HVII. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly-owned subsidiary of HVII, and HVII will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, HVII’s shares of common stock are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by HVII and ONE Nuclear in writing. HVII, as registrant, and ONE Nuclear, as co-registrant, filed a registration statement on Form S-4 (File No. 333-292440) (as may be amended and supplemented from time to time, the “S-4 Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2025.

For more information on the Proposed Business Combination, the Business Combination Agreement and the extraordinary general meeting of shareholders in connection with the Proposed Business Combination, please see the section of this Report entitled “Management’s Discussion and Analysis Financial Condition and Results of Operations.”

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

Since 2014, HVII’s management team has executed or otherwise served as an advisor to 13 different pending or completed business combinations with early- to late-stage industrial products and services companies, industrial technology and energy transition companies on six continents. HVII’s management team is one of the most experienced SPAC sponsors and is a leader in the SPAC asset class. The HVII management team’s track record of pending or completed business combinations structured to bring growth companies to the public markets is summarized below — including initial public offering (“IPO”) year, SPAC size, and business combination target:

●	Hennessy I (2014): SPAC (Hennessy Capital Acquisition Corp. (“Hennessy I”)), Target (Blue Bird Corp. (“Blue Bird”)). Hennessy I’s initial public offering closed January 16, 2014, at approximately $115 million. There was no extension of the SPAC term and there were approximately 64.8% redemptions in connection with the business combination. Hennessy I’s business combination with School Bus Holdings, Inc. to form Blue Bird closed on February 24, 2015. Shares of Blue Bird common stock trade on the Nasdaq Stock Market under the symbol “BLBD”, and the price of the common stock has ranged from $7.14 to $62.90 following the consummation of the business combination, with a closing price of $58.27 on February 27, 2026;

●	Hennessy II (2015): SPAC (Hennessy Capital Acquisition Corp. II (“Hennessy II”)), Target (Daseke, Inc. (“Daseke”)). Hennessy II’s initial public offering closed July 22, 2015, at approximately $200 million. There was no extension of the SPAC term and there were approximately 58.1% redemptions in connection with the business combination. Hennessy II’s business combination with Daseke, Inc. closed on February 27, 2017. Shares of Daseke common stock traded on the Nasdaq Stock Market under the symbol “DSKE”, and the price of the common stock has ranged from $0.86 to $14.47 following the consummation of the business combination. Daseke was acquired by TFI International (NYSE and TSX: TFII) on April 3, 2024 for $8.30 per share;

●	Hennessy III (2017): SPAC (Hennessy Capital Acquisition Corp. III (“Hennessy III”)), Target (NRC Group Holdings Corp. (“NRC Group”)). Hennessy III’s initial public offering closed June 22, 2017, at approximately $258 million. There was no extension of the SPAC term and there were approximately 81.6% redemptions in connection with the business combination. Hennessy III’s business combination with NRC Group closed on October 17, 2018. Prior to its acquisition by US Ecology, Inc., shares of NRC Group common stock traded on the NYSE American under the symbol “NRCG”, and the price of the common stock ranged from $6.65 to $13.00 following the consummation of the business combination. NRC Group was acquired by US Ecology, Inc. on November 1, 2019, for $12.16 per share;

●	Hennessy IV (2019): SPAC (Hennessy Capital Acquisition Corp. IV (“Hennessy IV”)), Target (Canoo Inc. (“Canoo”)). Hennessy IV’s initial public offering closed February 28, 2019, at approximately $303 million. The SPAC term was extended and there were approximately 0.8% redemptions in connection with the extension and no redemptions in connection with the business combination. Hennessy IV’s business combination with Canoo closed on December 21, 2020. Shares of Canoo common stock traded on the Nasdaq Stock Market under the symbol “GOEV”, and the price of the common stock, after giving effect to its reverse stock splits, ranged from $1.12 to $11,453.60 following the consummation of the business combination, with a closing price of $1.35 on January 17, 2025, the date on which Canoo filed for bankruptcy;

●	Hennessy V (2021): SPAC (Hennessy Capital Investment Corp. V (“Hennessy V”)). Hennessy V’s initial public offering closed September 28, 2021. Hennessy V was liquidated in December 2022.

●	two (2021) (members of HVII’s management team acquired the SPAC sponsor): SPAC (two (“two”)), Target (Logistics Properties of the Americas (“Logistics”)). Two’s initial public offering closed March 30, 2021, at approximately $200 million. The SPAC term was extended twice and there were approximately 76.7% and 16.2% redemptions, respectively, in connection with extensions and approximately 97.5% in connection with the business combination. two’s business combination with Logistics closed on March 27, 2024. Shares of Logistics common stock trade on the NYSE American under the symbol “LPA”, and the price of the common stock, after giving effect to its stock split, has ranged from $2.04 to $525.00 following the consummation of the business combination, with a closing price of $2.52 on February 27, 2026;

●	PropTech I (2019): SPAC (PropTech Acquisition Corp (“PropTech I”)), Target (Porch Group, Inc. (“Porch”)). PropTech I’s initial public offering closed November 21, 2019, at approximately $173 million. There was no extension of the SPAC term and there were approximately 0.00002% redemptions in connection with the business combination. PropTech I’s business combination with Porch closed on December 23, 2020. Shares of Porch common stock trade on the Nasdaq Stock Market under the symbol “PRCH”, and the price of the common stock has ranged from $0.50 to $27.50 following the consummation of the business combination, with a closing price of $8.21 on February 27, 2026;

●	PropTech II (2020): SPAC (PropTech Investment Corporation II (“PropTech II”)), Target (Appreciate Holdings, Inc. (“Appreciate”)). PropTech II’s initial public offering closed December 3, 2020, at approximately $230 million. There was no extension of the SPAC term and there were approximately 56.8% redemptions in connection with the business combination. PropTech II’s business combination with Appreciate closed on November 29, 2022. Shares of Appreciate common stock traded on the Nasdaq Stock Market under the symbol “SFRT” until November 30, 2023, and the price of the common stock ranged from $0.0001 to $13.40 following the consummation of the business combination;

●	7GC (2020): SPAC (7GC & Co. Holdings Inc. (“7GC”)), Target (Banzai International, Inc. (“Banzai”)). 7GC’s initial public offering closed December 22, 2020, at approximately $230 million. The SPAC term was extended twice and there were approximately 77.9% and 34.4% redemptions, respectively, in connection with extensions and approximately 99.3% in connection with the business combination. 7GC’s business combination with Banzai closed on December 14, 2023. Shares of Banzai common stock trade on the Nasdaq Stock Market under the symbol “BNZI”, and the price of the common stock, after giving effect to its stock split, has ranged from $0.92 to $8,285.00 following the consummation of the business combination, with a closing price of $1.22 on February 27, 2026;

●	Hennessy VI (2021): SPAC (Hennessy Capital Investment Corp. VI (“Hennessy VI”)), Target (Namib Minerals (“Namib”)). Hennessy VI’s initial public offering closed September 28, 2021 at approximately $341 million. The SPAC term was extended three times and there were approximately 24.3%, 79.6%, and 37.8% redemptions, respectively, in connection with extensions and approximately 96% redemptions in connection with the business combination. Hennessy VI’s business combination with Namib closed on June 5, 2025. Namib is an established African gold producer with an attractive portfolio of mines in Zimbabwe supported by high-grade, low-cost production, extensive infrastructure and pro-mining government policy. Shares of Namib ordinary shares trade on the Nasdaq Stock Market under the symbol “NAMM”, and the price of the ordinary shares has ranged from $0.91 to $55.00 following the consummation of the business combination, with a closing price of $3.80 on February 27, 2026;

●	Compass Digital (2021) (members of HVII’s management team acquired the SPAC sponsor): SPAC (Compass Digital Acquisition Corp. (“Compass Digital”)), Target (Key Mining Corp.). Compass Digital’s initial public offering closed October 14, 2021 at approximately $212 million. The SPAC term was extended twice and there were approximately 76% and 52% redemptions, respectively, in connection with extensions. On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. The business combination is expected to close in the first half of 2026;

●	Jaguar Global (2022): SPAC (Jaguar Global Growth Corporation I (“Jaguar Global”)), Target (Captivision Inc. (“Captivision”)). Jaguar Global’s initial public offering closed February 11, 2022, at approximately $235 million. The SPAC term was extended and there were approximately 56% redemptions in connection with extensions and approximately 99.6% in connection with the business combination. Jaguar Global’s business combination with Captivision closed on November 15, 2023. Shares of Captivision common stock trade on the Nasdaq Stock Market under the symbol “CAPT”, and the price of the common stock has ranged from $0.30 to $7.92 following the consummation of the business combination, with a closing price of $0.42 on February 27, 2026;

●	Twin Ridge (2021) (members of HVII’s management team advised Twin Ridge and were equityholders in the SPAC sponsor): SPAC (Twin Ridge Capital Acquisition Corp. (“Twin Ridge”)), Target (Carbon Revolution Public Limited Company (“Carbon Revolution”)). Twin Ridge’s initial public offering closed March 3, 2021, at approximately $213 million. The SPAC term was extended and there were approximately 70.6% redemptions in connection with the extension and 99.7% redemptions in connection with the business combination. Twin Ridge’s business combination with Carbon Revolution closed on November 3, 2023. Shares of Carbon Revolution common stock traded on the Nasdaq Stock Market under the symbol “CREV” until they were delisted on February 9, 2026, and the price of the common stock ranged from $1.48 to $197.99 following the consummation of the business combination;

●	Learn CW (2021) (members of HVII’s management team advised Learn CW and were equityholders in the SPAC sponsor): SPAC (Learn CW Investment Corporation (“LCW”)), Target (Innventure, Inc. (“Innventure”)). LCW’s initial public offering closed October 7, 2021, at approximately $200 million. The SPAC term was extended and there were approximately 59.4% redemptions in connection with extensions and approximately 89.0% in connection with the business combination. LCW’s business combination with Innventure closed on October 2, 2024. Shares of LCW common stock trade on the Nasdaq Stock Market under the symbol “INV”, and the price of the common stock has ranged from $2.36 to $18.75 following the consummation of the business combination, with a closing price of $2.84 on February 27, 2026; and

●	Hennessy VIII (2026): SPAC (Hennessy Capital Investment Corp. VIII (“Hennessy VIII”)). Hennessy VIII’s initial public offering closed on February 6, 2026.

Competitive Strengths

Experienced SPAC Management Team with Business Combination Success

The team is led by Daniel J. Hennessy, HVII’s Chairman and CEO, who is one of the longest-tenured and most experienced SPAC sponsor executives. In September 2013, Mr. Hennessy became Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and was subsequently acquired by TFI International (NYSE and TSX: TFII), and previously served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services in October 2018. In November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc. at an attractive premium to the then current stock price. From March 2019 to December 2020, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, which in August 2020 entered into a definitive agreement for an initial business combination with Canoo Holdings Ltd that closed in December 2020 and changed its name to Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. In October 2020, Mr. Hennessy founded Hennessy Capital Investment Corp. V, or Hennessy V, a blank check company incorporated for similar purposes as HVII, with a particular focus on sustainable industrial technology and infrastructure targets. In December 2021, Hennessy V liquidated. From January 2021 to June 2025, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VI, or Hennessy VI, which in June 2024 entered into a definitive agreement for an initial business combination with Namib Minerals (NASDAQ: NAMM) that closed in June 2025. Namib is an established African gold producer with an attractive portfolio of mines in Zimbabwe supported by high-grade, low-cost production, extensive infrastructure and pro-mining government policy. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. Mr. Hennessy currently serves as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VIII (NASDAQ: HCICU), or Hennessy VIII.

In addition, Thomas D. Hennessy, the son of Mr. Daniel J. Hennessy and HVII’s President and Chief Operating Officer and a director, currently serves as President and a director of Hennessy VIII. Mr. Hennessy has previously, amongst other roles, as director and/or officer, successfully executed the following SPAC business combinations: (i) two’s business combination with LatAm Logistic Properties, S.A. (NYSE: LPA) in March 2024; (ii) Jaguar Global Growth Corporation I’s business combination with Captivision Inc. (NASDAQ: CAPT) in November 2023; and (iii) PropTech Acquisition Corporation’s business combination with Porch Group, Inc. (NASDAQ: PRCH) in December 2020.

Furthermore, Nicholas Geeza, HVII’s Executive Vice President, Chief Financial Officer and Secretary, currently serves as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VIII. He has served since April 2023 as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since August 2023, as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a SPAC, and since April 2024, as Chief Financial Officer of Global Technology Acquisition Corp. I, a SPAC that liquidated its trust account and delisted its securities from Nasdaq in October 2024. Mr. Geeza has also previously served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VI from August 2024 to June 2025.

HVII believes potential sellers of target businesses will favorably view its management team’s credentialed experience of executing or advising on the pending or completed 13 business combinations with vehicles similar to HVII in considering whether or not to enter into a business combination with it. However, past performance by members of its management team is not a guarantee either (i) of success with respect to any business combination HVII may consummate or (ii) that HVII will be able to identify a suitable candidate for its initial business combination. Investors should not rely on the historical record of HVII’s management’s performance as indicative of its future performance.

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

Seasoned Board of Directors with Relevant Industry Experience

HVII has recruited and organized a group of seven highly accomplished and engaged directors who have public company governance, executive leadership, operations oversight and capital markets expertise. The board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. The directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where HVII expects to source business combination targets including, but not limited to, industrial technology and energy transition. HVII’s believes that these directors’ collective expertise, contacts and relationships make HVII a highly competitive and desirable merger partner. The backgrounds of independent directors are highlighted below:

●	Grant R. Allen is one of HVII’s independent directors. Mr. Allen has served as a Venture Partner of Giant Ventures since May 2024. Mr. Allen previously served as founding General Partner from August 2019 to January 2024 at SE Ventures, a financially oriented, single LP fund created in partnership with Schneider Electric. Prior to SE Ventures, Mr. Allen served as global head of venture investing at Zurich-based ABB Ltd. where he was also a member of ABB’s Technology Leadership Team and served on the Board of Directors of Enbala Power Networks, acquired in 2020 by Generac, and Industrial Defender, acquired by Lockheed Martin in 2014. Prior to joining ABB in 2010, Mr. Allen worked at Core Capital Partners, Microsoft Corporation, Dean & Company and Bates White.

●	Brian Bonner is one of HVII’s independent directors. Mr. Bonner currently serves as a director of Hennessy VIII (since February 2026). Mr. Bonner served on the Board of Directors of Daseke from February 2015 to April 2024, including roles as Executive Chairman (August 2019 until August 2020), Independent Chairman of the Board of Directors of Daseke (August 2020 until June 2022), Chair of the Compensation Committee of the Board of Directors of Daseke (January 2020 until July 2022) and the Audit and Compensation Committees of the Board of Directors of Daseke. Mr. Bonner’s 33-year career with Texas Instruments, Inc. (NASDAQ: TXN), a Fortune 500 publicly traded technology company that designs and manufactures semiconductors and various integrated circuits, spanned several executive leadership positions, including Vice President and Chief Information Officer from 2000 to 2014 and other leadership positions in product profit and loss management, worldwide marketing and post-acquisition integration. Mr. Bonner brings to HVII’s Board significant experience and insight in sales management; human capital management, organization and compensation; corporate oversight and governance; business performance; business scaling post-acquisition implementation/integration; information technology management and development; and cybersecurity and information technology systems. Mr. Bonner served as a member on the Board of Directors of Copper Mobile from 2012 to 2015 and as an advisory board member for Gemini Israel Funds from June 2004 to May 2015.

●	Anna Brunelle is one of HVII’s independent directors. Ms. Brunelle has served as Chief Financial Officer of May Mobility, an autonomous driving company, since October 2023. Previously, Ms. Brunelle served as Chief Financial Officer of Ouster Inc. from August 2020 to May 2023, which completed a business combination with Colonnade Acquisition Corp., a SPAC, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. HVII believes that having a member of the board of directors with experience as an executive officer of a SPAC business combination target is unique and will make HVII an attractive business combination partner to target businesses. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Compass Digital Acquisition Corp. (NASDAQ: CDAQ) and Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures.

●	Javier Saade is one of HVII’s independent directors. Mr. Saade currently serves as a director of Hennessy VIII (since February 2026). Mr. Saade is Founder & Managing Partner of Impact Master Holdings, Venture Partner at Fenway Summer and Operating Partner at Presidio Investors. He also serves as Chairman of the Board of Directors of GP Funding, Inc. (private equity-owned financial services company), Chairman of the Board of Directors of The Only Agency (private equity-owned media & entertainment company), Member of the Board of Directors of VCheck Global Holdings (private equity-owned tech services company), Member of the Board of Trustees of Swedish Providence (a large health services enterprise), Member of the Board of Advisors of Harvard University’s Arthur Rock Center for Entrepreneurship, Executive Fellow at Harvard Business School, Lecturer at University of Washington’s Foster School of Business, CNBC Contributor and host of “Top Of The Game”. In the recent past, Javier served as Audit Committee Chair of the Board of Directors of SoftBank Vision Fund Investment Corp. (NASDAQ: SVFA), Lead Independent Director and Nominations & Governance Committee Chair of the Board of Directors of Porch Group, Inc. (NASDAQ: PRCH), Board Member of Global Technology Acquisition Corp. (NASDAQ: GTAC), Board Member of two inc. (NYSE: TWOA), now Logistics Properties of the Americas (NYSE: LPA), Member of the Boards of Trustees of The Nature Conservancy and Pan American Development Foundation and Member of the Board of Advisors of DocuSign, Inc. (NASDAQ: DOCU). In 2013, he was appointed by the White House to serve as Associate Administrator, Chief of Investment & Innovation of the U.S. Small Business Administration (SBA), concurrently served on the Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission (SEC), and subsequently served on the Presidential Transition at the Department of Treasury and the White House’s Advisory Committee for Trade Policy and Negotiations. Prior to public service, he spent over 20 years in investing, entrepreneurial, operating and advisory roles at McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT) and Air America, a company he co-founded. He holds an MBA from Harvard Business School, an MS in Operations & Technology from Illinois Institute of Technology and a BS in Industrial Management from Purdue University.

●	Poonam Sharma is one of HVII’s independent directors. Ms. Sharma has served as an Investment Committee Advisor of Healthy Home Innovation Fund since March 2024 and as an Independent Director of Lumen Energy since January 2024. Ms. Sharma previously served as an Independent Director of Fifth Wall Acquisition Corp. III from May 2021 to December 2023, which completed its business combination with Mobile Infrastructure Corporation (NYSE American: BEEP). Ms. Sharma is also a serial entrepreneur, real estate industry veteran and public speaker with a passion for innovating around the built world. Most recently CEO of Raise, she aimed to revolutionize childcare for the future of work. Previously, she founded StealthForce, (the gig economy of real estate; a resource and project management platform for CRE), which was exited in early 2019. Prior to StealthForce, she was Deputy to the Head of Global Real Estate Asset Management at Partners Group AG ($40 billion AUM), and earlier employee 13 at The Gerson Lehrman Group, which was the world’s first institutional expert network. Ms. Sharma earned her Bachelor of Arts at Harvard and Master of Business Administration at Wharton, and spent over a decade in real estate development and investment.

Directors Mr. Allen, Mr. Bonner, Ms. Brunelle, Mr. Saade and Ms. Sharma received founders’ equity prior to the initial public offering of HVII, in line with equity received by outside directors for similar entities. All of HVII’s directors and officers are individual investors in HVII’s sponsor.

Capital Markets Experience

The HVII team believes it has substantial capital markets expertise, making HVII an attractive business combination partner to target businesses. As examples of this, at the time of HVII’s initial public offering, the HVII team had completed SPAC business combinations with a combined total enterprise value of $6.7 billion (at the time of the business combination), completed ten SPAC IPOs for a total of approximately $2.6 billion and raised over $900 million of PIPE and backstop capital to support its business combinations with footprints across six continents.

Established Network of Third-Party Advisors

HVII has utilized what its management team believes is an accomplished and proven network of third-party advisors and relationships to assist with target company origination and evaluation, due diligence and implementation of value creation programs and activities following its initial business combination. With respect to target identification, the HVII team has identified, in total, over 1,500 potential targets since 2014 for prior Hennessy SPACs. HVII’s origination activities are a core competency that it believes allows it to select value-maximizing opportunities for its shareholders, consistent with its investment strategy. Once a letter of intent is signed with a target, HVII’s team of advisors and consultants is activated, and comprehensive due diligence activities are undertaken and overseen by HVII, including a review of the target’s financial statements and model, IPO readiness, commercial and competitive analysis, operations and performance improvement, strategic growth opportunities, as well as customary legal and accounting due diligence. This network of advisors has supported HCG since inception in 2013 and is now highly familiar with the SPAC vehicle and HVII’s comprehensive due diligence process. HVII believes that its network of established third-party advisors and relationships represents an attractive and differentiated value proposition for investors, sellers, target companies and their management teams. The HVII management team identified and evaluated over 160 potential acquisition target companies and completed meaningful reviews of over 40 potential acquisition targets in connection with selecting a business combination target for HVII.

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

Each of HVII’s officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Hennessy VIII, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of HVII’s officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to HVII if such entities reject the opportunity and he or she determines to present the opportunity to HVII. These conflicts may not be resolved in HVII’s favor and a potential target business may be presented to another entity prior to its presentation to HVII. HVII’s amended and restated memorandum and articles of association provide that HVII renounces its interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of HVII, (ii) such opportunity is one HVII is legally and contractually permitted to undertake and would otherwise be reasonable for HVII to pursue and (iii) the director or officer is permitted to refer the opportunity to HVII without violating another legal obligation. As a result, the fiduciary, contractual or other obligations or duties of HVII’s officers or directors could materially affect HVII’s ability to complete its initial business combination.

HVII’s sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other SPAC prior to completion of HVII’s initial business combination. As a result, HVII’s sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to HVII or to any other SPAC with which they may become involved. For example, each of Mr. Daniel J. Hennessy, Mr. Thomas Hennessy and Mr. Geeza is currently an officer of Hennessy VIII and owes fiduciary duties to Hennessy VIII, which may compete with HVII for acquisition opportunities. Although HVII has no formal policy in place for vetting potential conflicts of interest, HVII’s board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of HVII’s sponsor are currently sponsoring one other SPAC, Hennessy VIII. Any such companies, including Hennessy VIII, may present additional conflicts of interest in pursuing an acquisition target. However, HVII does not believe that any potential conflicts with Hennessy VIII would materially affect HVII’s ability to complete its initial business combination, because HVII’s management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, HVII is not limited by industry or geography in terms of the acquisition opportunities it can pursue, and HVII has executed the Business Combination Agreement with ONE Nuclear, and HVII expects that HVII will have priority over Hennessy VIII with respect to acquisition opportunities until it completes an initial business combination.

Financial Position

With funds in HVII’s trust account available for a business combination in the amount of approximately $196,958,306, as of December 31, 2025, (which amount includes the underwriters’ deferred underwriting discounts and commissions of up to $7,600,000), assuming no redemptions, HVII believes it offers a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because HVII is able to complete its initial business combination using its cash, debt or equity securities or a combination of the foregoing, HVII has the flexibility to use the most efficient combination that will allow it to tailor the consideration to be paid to the target business to fit its needs and desires. However, HVII has not taken any steps to secure third-party financing and there can be no assurance it will be available to HVII.

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

HVII has agreed to pay an affiliate of its sponsor, commencing on January 17, 2025, an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, which amount increased to an aggregate of $25,000 per month beginning September 1, 2025, and to reimburse its sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of HVII’s officers and directors may enter into employment or consulting agreements with the post-transaction company following HVII’s initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in HVII’s selection process of an initial business combination candidate. HVII pays Nicholas Geeza, its Chief Financial Officer, $10,000 per month for his services until the earlier of the consummation of HVII’s initial business combination or its liquidation. HVII has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of HVII’s sponsor for services related to the execution and consummation of a business combination, which payments commenced in September 2025. In addition, in January 2025, HVII began to compensate a Vice President of HVII $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. HVII will continue to incur these fees monthly until the earlier of the completion of its business combination and its liquidation.

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

Permitted Purchases of HVII’s Securities

In the event HVII seeks shareholder approval of HVII’s initial business combination and HVII does not conduct redemptions in connection with HVII’s initial business combination pursuant to the tender offer rules, the sponsor and HVII’s directors, officers, advisors, or any of their respective affiliates may purchase units, public shares or share rights or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of HVII’s initial business combination. There is no limit on the number of securities HVII’s directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If the sponsor or its affiliates engage in such transactions prior to the completion of HVII’s initial business combination, the purchase will be at a price no higher than the price offered through the redemption process. Any such securities purchased by the sponsor or its affiliates, or any other third party that would vote at the direction of the Sponsor or its affiliates, will not be voted in favor of approving HVII’s initial business combination. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase units, public shares or share rights in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such public shareholder, although still the record holder of public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. HVII has an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with HVII’s compliance personnel or legal counsel prior to execution. HVII cannot currently determine whether its insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, HVII’s insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that the sponsor and HVII’s directors, officers, advisors, or any of their respective affiliates purchase public shares or share rights in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against HVII’s initial business combination, such selling public shareholders would be required to revoke their prior elections to redeem their shares. The sponsor and its affiliates have entered into an agreement with HVII, pursuant to which they have agreed to waive their redemption rights with respect to their shares of founder shares and public shares. HVII does not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to ensure that such public shares would not be redeemed in connection with an initial business combination. This may result in the completion of HVII’s initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of public shares or share rights may be reduced and the number of beneficial holders of HVII securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of HVII securities on a national securities exchange.

The sponsor and HVII’s officers, directors, advisors, and/or any of their respective affiliates anticipate that they may identify public shareholders with whom the sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates may pursue privately negotiated purchases by either public shareholders contacting HVII directly or by the receipt of redemption requests submitted by public shareholders following HVII’s mailing of proxy materials in connection with HVII’s initial business combination. To the extent that the sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling public shareholders who have expressed their election to redeem their public shares for a pro rata share of the trust account or vote against HVII’s initial business combination, but only if such public shares have not already been voted at the general meeting related to HVII’s initial business combination. Such persons would select the public shareholders from whom to acquire public shares based on the number of public shares available, the negotiated price per public share and such other factors as any such person may deem relevant at the time of purchase. The price per public share paid in any such transaction may be different than, but not higher than, the amount per public share a public shareholder would receive if it elected to redeem its HVII public shares in connection with HVII’s initial business combination. The sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates will purchase public shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Additionally, in the event the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates were to purchase HVII securities from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following (i) HVII’s registration statement/proxy statement filed for HVII’s initial business combination transaction would disclose the possibility that the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates may purchase public shares or share rights from public shareholders outside the redemption process, along with the purpose of such purchases; (ii) if the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates were to purchase public shares or share rights from public shareholders, they would do so at a price no higher than the price offered through HVII’s redemption process; (iii) HVII’s registration statement/proxy statement filed for HVII’s initial business combination would include a representation that any HVII securities purchased by the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates would not be voted in favor of approving the initial business combination; and (iv) the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates would not possess any redemption rights with respect to HVII securities or, if they do acquire and possess redemption rights, they would waive such rights. To the extent that the sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates enter into any such private purchase prior to the general meeting related to HVII’s initial business combination, HVII will file a current report on Form 8-K to disclose (i) the amount of HVII securities purchased in any such purchases, along with the purchase price; (ii) the purpose of any such purchases; (iii) the impact, if any, of any such purchases on the likelihood that HVII’s initial business combination will be approved; (iv) the identities or the nature of the HVII security holders (e.g., 5% HVII security holders) who sold their HVII securities in any such purchases; and (v) the number of HVII securities for which HVII has received redemption requests pursuant to HVII public shareholders’ redemption rights in connection with HVII’s initial business combination.

Any purchases by the Sponsor or HVII’s officers, directors, advisors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The Sponsor or HVII’s officers, directors and/or any of their respective affiliates will be restricted from making purchases of HVII Public Shares if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of HVII’s Initial Business Combination

HVII will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of its initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of its initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2025 is approximately $10.37 per public share, net of accrued taxes. The per share amount HVII will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions HVII will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of HVII’s initial business combination with respect to share rights. HVII’s initial shareholders, officers and directors have entered into a letter agreement with HVII, pursuant to which they agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of HVII’s initial business combination.

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

If HVII seeks shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, it will complete its initial business combination only if it receives approval pursuant to an ordinary resolution under its amended and restated memorandum and articles of association and under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company, voting together as a single class. In such case, its sponsor and each member of its management team have agreed to vote their founder shares and public shares purchased during or after its initial public offering (including in open market and privately-negotiated transactions) in favor of its initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of HVII’s initial business combination once a quorum is obtained. As a result, in addition to the initial shareholders’ founder shares and Class A ordinary shares, in connection with the Proposed Business Combination, HVII would need (i) 6,178,334, or 32.5%, of the 19,000,000 public shares voted in favor of each of the business combination proposal, the stock issuance proposal, the incentive plan proposal and the director election proposal, each as described in the S-4 Registration Statement, and (ii) 10,515,556, or 55.3%, of the 19,000,000 public shares sold in the initial public offering to be voted in favor of the organizational documents proposal, as described in the S-4 Registration Statement, in order to have the Proposed Business Combination approved, assuming all outstanding ordinary shares of HVII are voted and the parties to the letter agreement do not acquire any public shares. Assuming that only the holders of one-half of its issued and outstanding ordinary shares of HVIII, representing a quorum under the amended and restated memorandum and articles of association, vote their ordinary shares at the shareholders’ meeting, and also assuming that the parties to the letter agreement do not acquire any public shares, in addition to the initial shareholders’ founder shares and Class A ordinary shares (i) HVII would not need any public shares to be voted in favor of the business combination proposal, the stock issuance proposal, the incentive plan proposal and the director election proposal in order to approve the Proposed Business Combination but (ii) HVII would need 1,841,112, or 9.7%, of the 19,000,000 public shares to be voted in favor of the organizational documents proposal in order to have the Proposed Business Combination approved. However, if its initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. In addition, prior to the closing of HVII’s initial business combination, only holders of its Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of its initial business combination and (ii) will be entitled to vote on continuing HVII in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of its approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds and the agreement of its initial shareholders may make it more likely that HVII will consummate its initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Section 404 of the Sarbanes-Oxley Act requires that HVII evaluate and report on its system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2025. Only in the event HVII is deemed to be a large accelerated filer or an accelerated filer and no longer qualifies as an emerging growth company, will HVII be required to have its internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

HVII is a Cayman Islands exempted company with limited liability. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company with limited liability, HVII has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to HVII or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of HVII’s shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by HVII to its shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of HVII.

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

For risks related ONE Nuclear to the Proposed Business Combination, please see the “Risk Factors” section of the S-4 Registration Statement.

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

HVII’s amended and restated memorandum and articles of association provide that, if HVII seeks shareholder approval, HVII will complete its initial business combination only if HVII receives approval pursuant to an ordinary resolution under HVII’s amended and restated memorandum and articles of association and under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company, voting together as a single class and includes a unanimous written resolution. Pursuant to the letter agreement, HVII’s initial shareholders, officers and directors have agreed to vote their founder shares as well as any public shares purchased during or after HVII’s initial public offering (including in open market and privately negotiated transactions), in favor of HVII’s initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). As a result, in addition to HVII’s initial shareholders’ founder shares and private placement shares held by HVII’s sponsor, HVII would need only 6,178,334, or 32.5%, of the 19,000,000 public shares sold in its initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted, and the parties to the letter agreement do not acquire any Class A ordinary shares) in order to have HVII’s initial business combination approved. HVII’s initial shareholders own shares representing approximately 26.3% of HVII’s outstanding ordinary shares (excluding the private placement shares). Assuming that only the holders of one-third of HVII’s issued and outstanding ordinary shares, representing a quorum under HVII’s amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, HVII will not need any public shares in addition to HVII’s founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if HVII seeks shareholder approval of its initial business combination, the agreement by HVII’s initial shareholders to vote in favor of HVII’s initial business combination will increase the likelihood that HVII will receive the requisite shareholder approval for such initial business combination.

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

If HVII has not completed its initial business combination within such time period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to HVII for permitted withdrawals, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of HVII’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to HVII’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, HVII’s public shareholders may only receive $10.00 per share, and its share rights will expire worthless. In certain circumstances, the public shareholders may receive less than $10.00 per share on the redemption of their HVII public shares.

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

The Sponsor and HVII’s directors, officers, advisors, and their affiliates may elect to purchase HVII’s units, Class A ordinary shares, or share rights from public shareholders, which may influence the vote on HVII’s initial business combination and reduce the public “float” of Class A ordinary shares.

The sponsor and HVII’s directors, officers, advisors, or any of their respective affiliates may purchase HVII’s units, Class A ordinary shares, or share rights or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of HVII’s initial business combination, although they are under no obligation to do so. If the sponsor or its affiliates engage in such transactions prior to the completion of HVII’s initial business combination, the purchase will be at a price no higher than the price offered through the redemption process. Any such securities purchased by the sponsor or its affiliates, or any other third party that would vote at the direction of the sponsor or its affiliates, will not be voted in favor of approving HVII’s initial business combination. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase HVII’s units, Class A ordinary shares or share rights in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act or other federal securities laws. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of ordinary shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that the sponsor and HVII’s directors, officers, advisors, or any of their affiliates purchase Class A ordinary shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Class A ordinary shares. The sponsor and its affiliates have entered into an agreement with HVII, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and Class A ordinary shares.

The purpose of such purchases would be to ensure that such shares would not be redeemed in connection with HVII’s initial business combination. Any such purchases of HVII securities may result in the completion of HVII’s initial business combination, which may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of Class A ordinary shares or share rights and the number of beneficial holders of HVII securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of securities on a national securities exchange post-HVII’s initial business combination.

The sponsor and HVII’s officers, directors, advisors, and/or any of their respective affiliates anticipate that they may identify public shareholders with whom the sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates may pursue privately negotiated purchases by either public shareholders contacting HVII directly or by HVII’s receipt of redemption requests submitted by public shareholders following HVII’s mailing of proxy materials in connection with HVII’s initial business combination. To the extent that the sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling public shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against HVII’s initial business combination, but only if such ordinary shares have not already been voted at the general meeting held to consider HVII’s initial business combination. Such persons would select the public shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than, but not higher than, the amount per share a public shareholder would receive if it elected to redeem its shares in connection with HVII’s initial business combination. The sponsor or HVII’s officers, directors, advisors, or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Entering into any such arrangements may have an adverse effect on the price of HVII’s securities. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market price and may therefore be more likely to sell the shares he owns, either prior to or immediately after the extraordinary general meeting.

HVII’s initial business combination may be delayed or ultimately prohibited since an initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Certain investments that involve, directly or indirectly, the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of non-U.S. beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” certain “critical infrastructure” and/or “sensitive personal data.” If a potential business combination falls within CFIUS’s jurisdiction, the parties may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the business combination.

The sponsor is a Nevada limited liability company controlled by Hennessy Capital Group LLC, and Daniel J. Hennessy and Thomas D. Hennessy, the sponsor’s managing members, are citizens of the United States of America. As a result, the sponsor is a U.S. person under CFIUS regulations. Thus, this HVII’s sponsor is a limited liability company formed in Nevada and is not, is not controlled by, and does not have any substantial ties with or any members who are, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction.

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

During the course of their careers, members of HVII’s management team and board of directors have had significant experience as founders, board members, officers, executives, employees or service providers of other companies. Certain of those persons have been, are currently, or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. In his capacity as a director and an executive officer of Hennessy IV, Daniel J. Hennessy, HVII’s Chairman and Chief Executive Officer, was a named defendant in In re Hennessy Capital Acquisition Corp. IV Stockholder Litigation C.A. No. 2022-0571-LWW, which was brought in the Delaware Court of Chancery. The case revolved around allegations that Hennessy IV’s fiduciaries breached their fiduciary duties in connection with the disclosures relating to the business combination between Hennessy IV and Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. The case was dismissed with prejudice in May 2024 with no findings of violations or breaches of fiduciary duties. Any such litigation, investigations or other proceedings may divert the attention and resources of HVII’s management team and board of directors away from identifying and selecting a target business or businesses for HVII’s initial business combination and may negatively affect HVII’s reputation, which may impede HVII’s ability to complete an initial business combination.

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

Of the net proceeds of HVII’s initial public offering and the sale of the private placement units, only approximately $1,843,218 were available to HVII outside the trust account to fund its working capital requirements. HVII believes that the funds available to it outside of the trust account will be sufficient to allow it to operate for at least the completion window; however, HVII cannot assure investors that its estimate is accurate. If HVII is required to seek additional capital, it would need to borrow funds from its sponsor, management team or other third parties to operate or may be forced to liquidate. None of HVII’s sponsor, members of its management team nor any of their affiliates is under any obligation to advance funds to HVII in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to HVII upon completion of its initial business combination. Up to $2.5 million of such loans may be convertible into private placement units, at a price of $10.00 per private placement unit at the option of the lender, upon consummation of HVII’s initial business combination. Prior to the completion of its initial business combination, HVII does not expect to seek loans from parties other than its sponsor or an affiliate of its sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in its trust account. If HVII is unable to obtain these loans, it may be unable to complete its initial business combination. If HVII is unable to complete its initial business combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the trust account. Consequently, its public shareholders may only receive approximately $10.00 per share on its redemption of its public shares, and its share rights will expire worthless.

Subsequent to the completion of HVII’s initial business combination, it may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the price of its ordinary shares, which could cause investors to lose some or all of their investment.

Even if HVII conducts extensive due diligence on a target business with which it combines, it cannot assure investors that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of HVII’s control will not later arise. As a result of these factors, HVII may be forced to later write-down or write-off assets, restructure its operations or incur impairment or other charges that could result in reporting losses. Even if HVII’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on HVII’s liquidity, the fact that it reports charges of this nature could contribute to negative market perceptions about HVII or its securities. In addition, charges of this nature may cause HVII to be unable to obtain future financing on favorable terms or at all.

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

HVII’s amended and restated memorandum and articles of association provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit certain proceeds of HVII’s initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and including to permit HVII to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by special resolution, meaning holders of at least two-thirds of HVII’s ordinary shares who attend and vote at a general meeting of the company, voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from HVII’s trust account may be amended if approved by holders of at least two-thirds of HVII’s ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of HVII’s amended and restated memorandum and articles of association governing the appointment or removal of directors prior to HVII’s initial business combination and continuing the company in a jurisdiction outside the Cayman Islands, may only be amended by a special resolution passed by holders representing at least 90% of HVII’s issued and outstanding Class B ordinary shares. HVII’s initial shareholders, who collectively beneficially own approximately 26.3% of HVII’s ordinary shares, will participate in any vote to amend HVII’s amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, HVII may be able to amend the provisions of its amended and restated memorandum and articles of association which govern its pre-initial business combination behavior more easily than some other SPACs, and this may increase HVII’s ability to complete an initial business combination with which public shareholders do not agree. HVII’s shareholders may pursue remedies against HVII for any breach of its amended and restated memorandum and articles of association.

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

HVII’s initial shareholders own shares representing 26.3% of its issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support, including amendments to HVII’s amended and restated memorandum and articles of association and approval of major corporate transactions. If HVII’s initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of HVII’s Class A ordinary shares. In addition, HVII may not hold an annual general meeting to elect new directors prior to the completion of its initial business combination, in which case all of the current directors, who were elected by HVII’s initial shareholders, will continue in office until at least the completion of the initial business combination. Prior to the consummation of HVII’s initial business combination, only holders of its Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of HVII’s public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of HVII’s initial business combination, only holders of its Class B ordinary shares will be entitled to vote on continuing HVII in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of HVII approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of HVII’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of HVII’s initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. As a result, shareholders will not have any influence over the appointment or removal of directors prior to HVII’s initial business combination or any influence over its continuation in a jurisdiction outside the Cayman Islands prior to its initial business combination. Accordingly, HVII’s initial shareholders will continue to exert control at least until the completion of its initial business combination.

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

Of the net proceeds from HVII’s initial public offering and the sale of the private placement units, $182,400,000 was available to complete HVII’s initial business combination and pay related fees and expenses (after taking into account the $7,600,000 of deferred underwriting commissions being held in the trust account) immediately following the closing of HVII’s initial public offering.

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

HVII’s sponsor owns 6,708,333 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after this offering (excluding the private placement shares). The founder shares will be worthless if HVII does not complete an initial business combination. HVII’s sponsor purchased 500,000 private placement units at a price of $10.00 per private placement unit ($5,000,000 in the aggregate). These securities will also be worthless if HVII does not complete an initial business combination. Holders of founder shares have agreed (i) to vote any shares owned by them in favor of any proposed initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction) and (ii) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, HVII may obtain loans from its sponsor, affiliates of its sponsor, or an officer or director. The personal and financial interests of HVII’s officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

HVII may structure an initial business combination so that the post-transaction company in which its public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but HVII will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for HVII not to be required to register as an investment company under the Investment Company Act. HVII will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, HVII’s shareholders prior to the initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and HVII in the initial business combination. For example, HVII could pursue a transaction in which it issues a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, HVII would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, HVII’s shareholders immediately prior to such transaction could own less than a majority of its outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than HVII initially acquired. Accordingly, this may make it more likely that HVII’s management will not be able to maintain its control of the target business. HVII cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business

Members of HVII’s management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to HVII’s business.

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

Nasdaq may delist HVII’s securities from trading on its exchange, which could limit investors’ ability to make transactions in HVII’s securities and subject HVII to additional trading restrictions. In addition, if HVII’s securities are delisted from Nasdaq, they will cease to be recognized as “covered securities” under the National Securities Markets Improvement Act of 1996.

HVII’s units, Class A ordinary shares and share rights are currently listed on Nasdaq. HVII cannot assure investors that its securities will continue to be listed on Nasdaq in the future or prior to HVII’s initial business combination, and if HVII is delisted from Nasdaq, it may harm HVII’s ability to complete an initial business combination or an alternative initial business combination, as HVII may no longer be attractive as a merger partner if it is no longer listed on Nasdaq or another national securities exchange. In order to continue listing HVII’s securities on Nasdaq prior to its initial business combination, HVII must maintain certain financial, distribution and share price levels. Generally, HVII must maintain a minimum market value of listed securities (generally $50,000,000), a minimum number of publicly held shares with a minimum market value (generally 1.1 million publicly held shares with a minimum of $15 million market value), a minimum bid price (generally $1.00 per share) and a minimum number of holders of its securities (generally 400 public holders). Additionally, in connection with HVII’s initial business combination, HVII will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of its securities on Nasdaq. For instance, to list on the Nasdaq Global Market, the public share price would generally be required to be at least $4.00 per share, the market value of its listed securities would generally be required to be at least $75 million, the number of unrestricted publicly held shares must be at least 1.1 million with an aggregate market value of at least $20 million and HVII would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of its securities. There is no assurance that HVII will be able to meet those initial listing requirements at that time.

Additionally, HVII’s units and share rights will not be traded after completion of HVII’s initial business combination.

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

● a determination that Class A ordinary shares are “penny stock” which will require brokers trading in Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for HVII’s securities;

● institutional investors losing interest in HVII securities:

● making HVII a less attractive acquisition vehicle to a target business in connection with an initial business combination;

● a limited amount of news and analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because HVII’s units, Class A ordinary shares and share rights are listed on Nasdaq, HVII’s securities are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While HVII is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, other than the State of Idaho, certain state securities regulators view SPACs unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of SPACs in their states. Further, if HVII were no longer listed on Nasdaq, its securities would not be covered securities and HVII would be subject to regulation in each state in which it offers its securities, including in connection with its initial business combination.

The grant of registration rights to HVII’s initial shareholders may make it more difficult to complete its initial business combination, and the future exercise of such rights may adversely affect the market price of HVII’s Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in HVII’s initial public offering, HVII’s initial shareholders and their permitted transferees can demand that HVII register the private placement units and the Class A ordinary shares underlying such private placement units and the private placement rights included in such private placement units, the Class A ordinary shares issuable upon conversion of the founder shares, the private placement units that may be issued upon conversion of working capital loans and the Class A ordinary shares underlying such private placement units and the private placement rights included in such private placement units. HVII will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of HVII’s Class A ordinary shares. In addition, the existence of the registration rights may make HVII’s initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of HVII’s Class A ordinary shares that is expected when the securities owned by HVII’s initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

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

HVII’s initial shareholders beneficially own 26.3% of its issued and outstanding ordinary shares (excluding the private placement shares). In addition, prior to its initial business combination, holders of the founder shares will have the right to appoint all of HVII’s directors and may remove members of the board of directors for any reason. Holders of HVII’s public shares will have no right to vote on the appointment of directors during such time. These provisions of its amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of holders of HVII’s ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company. As a result, investors will not have any influence over the appointment of directors prior to HVII’s initial business combination.

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

The founder shares will automatically convert into Class A ordinary shares at the time of HVII’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in HVII’s initial public offering and related to the closing of HVII’s initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of all ordinary shares outstanding upon completion of HVII’s initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with HVII’s initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to HVII’s sponsor or its affiliates upon conversion of loans made to HVII). This is different from some other similarly structured SPACs in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for HVII to consummate an initial business combination. Further, HVII’s public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

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

Notwithstanding the foregoing, these provisions of the share right agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of HVII’s share rights shall be deemed to have notice of and to have consented to the forum provisions in HVII’s share right agreement. If any action, the subject matter of which is within the scope the forum provisions of the share right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of HVII’s share rights, such holder shall be deemed to have consented to: (A) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (B) having service of process made upon such share right holder in any such enforcement action by service upon such share right holder’s counsel in the foreign action as agent for such share right holder.

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

HVII issued share rights that convert into up to 1,583,333 shares of Class A ordinary shares as part of the units offered in HVII’s initial public offering and, simultaneously with the closing of its initial public offering, HVII issued an aggregate of 690,000 private placement units at a price of $10.00 per unit in a private placement to HVII’s sponsor and underwriters. In addition, if HVII’s sponsor makes any working capital loans, up to $2,500,000 of such loans may be convertible, at the option of the lender, into private placement units at a price of $10.00 per unit of the post business combination entity. To the extent HVII issues Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A ordinary shares upon exercise of these share rights and private placement rights could make HVII a less attractive acquisition vehicle to a target business. Such share rights would increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, HVII’s share rights and private placement rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Past performance by HVII’s management team, HVII’s advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in HVII.

Information regarding HVII’s management team, HVII’s advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by HVII’s management team, HVII’s advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that HVII will be able to successfully identify a suitable candidate for HVII’s initial business combination, that HVII will be able to provide positive returns to public shareholders, or of any results with respect to any initial business combination HVII may consummate. You should not rely on the historical experiences of HVII’s management team, HVII’s advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in HVII or as indicative of every prior investment by each of the members of HVII’s management team, HVII’s advisors or their respective affiliates. Additionally, in the course of their respective careers, members of HVII’s management team have been involved in businesses and deals that were unsuccessful. The market price of HVII securities may be influenced by numerous factors, many of which are beyond HVII’s control, and public shareholders may experience losses on their investment in HVII securities.

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

Item 2. Properties.

HVII does not own any real estate or other physical properties materially important to HVII’s operation. HVII currently maintains a principal executive offices at 195 US Hwy 50, Suite 207 Zephyr Cove, Nevada 89448. The cost for this space is included in the $15,000 per-month aggregate fee an affiliate of the Sponsor charges HVII for general and administrative services, which amount increased to $25,000 per month beginning September 1, 2025. HVII considers its current office space, combined with the other office space otherwise available to its executive officers, adequate for HVII’s current operations.

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

Holders

On March 5, 2026, there were five holders of record of HVII’s units, one holder of record of HVII’s Class A ordinary shares, eight holders of record of HVII’s Class B ordinary shares and one holder of record of HVII’s share rights.

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

HVII expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete an initial business combination will be successful.

Factors That May Adversely Affect HVII’s Results of Operations

HVII’s results of operations and its ability to complete a business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond HVII’s control. HVII’s results of operations and its ability to consummate a business combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. HVII cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact HVII’s business and its ability to complete an initial business combination.

Recent Events

Business Combination Agreement

On October 22, 2025, HVII, Merger Sub and ONE Nuclear entered into the Business Combination Agreement, which contemplates an all-stock business combination transaction and aggregate consideration of $1.0 billion payable to the ONE Nuclear Members. ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. ONE Nuclear is a development stage entity, with de minimis assets, no historic business operations and no revenues or developments currently under construction, and investors and potential investors should consider the financial constraints, uncertainties and risks described in the section of the S-4 Registration Statement entitled “Risk Factors — Risks Related to ONE Nuclear’s Business and Industry.”

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

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the shareholders of HVII and the equityholders of ONE Nuclear; (ii) the S-4 Registration Statement having become effective under the Securities Act; (iii) HVII’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

Unless specifically stated, this Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the S-4 Registration Statement.

For more information about the Proposed Business Combination and the Business Combination Agreement, see HVII’s Current Report on Form 8-K filed with the SEC on October 23, 2025.

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through December 31, 2025, were organizational activities, those necessary to prepare for HVII’s initial public offering and those in connection with HVII’s pursuit of an initial business combination, described below. HVII does not expect to generate any operating revenues until after the completion of its business combination. Subsequent to its initial public offering, HVII has generated non-operating income in the form of interest income from funds held after the initial public offering. Subsequent to its initial public offering, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2025, HVII had net income of $3,687,416, which consisted of interest earned on marketable securities held in the trust account of $7,293,022 and interest earned on cash equivalents of $50,950 offset by $3,656,556 of general and administrative costs.

For the period from September 27, 2024 (inception) through December 31, 2024, HVII had a net loss of $47,952, which consisted of formation and general and administrative costs.

Liquidity and Capital Resources; Going Concern

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

Excluding funds held in the Trust Account, HVII had approximately $984,245 in cash and cash equivalents and working capital of $999,376 of working capital (excluding approximately $334,716 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at December 31, 2025.

HVII intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial business combination and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay HVII’s income taxes. As discussed above under “—Recent Events,” on October 22, 2025, HVII entered into a Business Combination Agreement. In addition, HVII may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although HVII does not have any current intention to do so. If HVII entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed initial business combination and the amount of HVII’s available funds at the time. HVII’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

On December 31, 2025, HVII loaned ONE Nuclear an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of the ONE Nuclear’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of HVII’s commitment to make available up to $300,000 for advances thereunder, and additionally to compensate HVII for any and all outstanding advances (including a reasonable rate of interest), ONE Nuclear agrees to pay to HVII a monthly non-refundable fee equal to $10,000 (the “Commitment Fee”), which fee shall be fully earned by HVII and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case pro-rated for any partial period. All outstanding and unpaid obligations shall be payable by ONE Nuclear to HVII upon the earliest of (the earliest such date, the “Maturity Date”): (i) March 31, 2026, (ii) the date upon which all or any part of the obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise), and (iii) the date upon which the business combination between ONE Nuclear and HVII or any third-party bridge financing, outside financing or similar capital-raising transaction by ONE Nuclear is consummated. The obligations may be prepaid at any time without penalty.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, HVII’s sponsor or an affiliate of HVII’s sponsor or certain of HVII’s officers and directors may, but are not obligated to, loan HVII funds as may be required. If HVII completes an initial business combination, it may repay such loaned amounts out of the proceeds of the trust account released to HVII. In the event that an initial business combination does not close, HVII may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans by HVII’s sponsor, an affiliate of HVII’s sponsor or HVII’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HVII does not expect to seek loans from parties other than HVII’s sponsor, an affiliate of HVII’s sponsor or its officers and directors, if any, as HVII does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

HVII does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if HVII’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, HVII may have insufficient funds available to operate its business prior to its initial business combination. Moreover, HVII may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case HVII may issue additional securities or incur debt in connection with such initial business combination. If HVII raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to HVII’s equity securities and could contain covenants that restrict HVII’s operations. Further, due to the anti-dilution rights of the founder shares, public shareholders may incur material dilution. In addition, HVII intends to target businesses with enterprise values that are greater than it could acquire with its current funds, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, HVII may be required to seek additional financing to complete such proposed business combination. HVII may also obtain financing prior to the closing of its initial business combination to fund its working capital needs and transaction costs in connection with its search for and completion of its initial business combination. There is no limitation on HVII’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with its initial public offering, any backstop or similar agreements HVII may enter into following the consummation of its initial business combination. Subject to compliance with applicable securities laws, HVII would only complete such financing simultaneously with the completion of HVII’s initial business combination. If HVII is unable to complete its initial business combination because it does not have sufficient funds available to it, HVII will be forced to cease operations and liquidate the trust account. In addition, following its initial business combination, if cash on hand is insufficient, HVII may need to obtain additional financing in order to meet its obligations.

HVII assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. HVII has until January 21, 2027 (absent any extensions of such period by the HVII shareholders) to consummate an initial business combination. While HVII intends to complete an initial business combination before the mandatory liquidation date, it is uncertain that the HVII will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the HVII. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the HVII’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should HVII be required to liquidate after January 21, 2027.

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

HVII does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay, commencing on January 17, 2025, an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, which amount increased to an aggregate of $25,000 per month beginning September 1, 2025, and an agreement to pay Nicholas Geeza, HVII’s chief financial officer, an aggregate of $10,000 per month. HVII began incurring these fees on January 17, 2025, and will continue to incur these fees monthly until the earlier of the completion of its initial business combination and its liquidation. HVII has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of HVII’s sponsor for services related to the execution and consummation of an initial business combination, which payments commenced in September 2025. An aggregate of approximately $42,068 was charged to operations for the year ended December 31, 2025 for such consulting and advisory services. In addition, in January 2025, HVII began to compensate a Vice President of HVII $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $212,258, was charged to operations for the year ended December 31, 2025, respectively, for such services.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (the “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2025, HVII’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, HVII’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). HVII’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of HVII’s financial statements for external reporting purposes in accordance with GAAP. HVII’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HVII,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that HVII’s receipts and expenditures are being made only in accordance with authorizations of HVII’s management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of HVII’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in HVII’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of HVII’s internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on HVII’s assessments and those criteria, management determined that HVII maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report regarding internal control over financial reporting from HVII’s independent registered public accounting firm due to its status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers.

As of the date of this Report, HVII’s directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	68	Chairman of the Board of Directors and Chief Executive Officer
Thomas D. Hennessy	41	President and Chief Operating Officer and Director
Nicholas Geeza	40	Executive Vice President, Chief Financial Officer and Secretary
Grant R. Allen	47	Independent Director
Brian Bonner	69	Independent Director
Anna Brunelle	58	Independent Director
Javier Saade	54	Independent Director
Poonam Sharma	48	Independent Director

Daniel J. Hennessy, HVII’s Chairman and Chief Executive Officer since HVII’s formation, is also a Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. Mr. Hennessy currently serves as the Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VIII (NASDAQ: HCIC). Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). On January 6, 2026, Compass Digital announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. He also has served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VI, or Hennessy VI, from January 2021 until its business combination with Namib Minerals (NASDAQ: NAMM), which closed on June 5, 2025. He also served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. V, or Hennessy V, from October 2020 until its liquidation in December 2022. Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and changed its name to Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. He also served as a senior advisor to PropTech Investment Corporation II, a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc., a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation, a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch Group Inc. (Nasdaq: PRCH) in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, in October 2018, and in November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc., and Mr. Hennessy served as a director of NRC Group Holdings Corp. from October 2018 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged in February 2017 with Daseke, which was subsequently acquired in April 2024 by TFI International (NYSE and TSX: TFII). Mr. Hennessy served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and Mr. Hennessy served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI.

Thomas D. Hennessy, the son of Mr. Daniel J. Hennessy and HVII’s President and Chief Operating Officer since HVII’s formation, and a director since November 2024, is also a Managing Member of Hennessy Capital Group LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Mr. Hennessy currently serves as President and a director of Hennessy VIII. Since August 2023, Mr. Hennessy has served as Chief Executive Officer and as a director of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a SPAC, which in January 2026, announced the execution of a business combination agreement with Key Mining Corp., an exploration stage global critical minerals and infrastructure company deploying a multi-jurisdiction strategy with assets initially located in Chile and the United States. Previously, amongst other roles, Mr. Hennessy served as: (i) Chairman of the Board and Chief Executive Officer of Global Technology Acquisition Corp. I (a SPAC that liquidated its trust account and delisted its securities from Nasdaq in October 2024) since April 2024; (ii) Director of TortoiseEcofin Acquisition Corp. III from August 2023 until its liquidation in September 2024; (iii) Chairman of the Board and Chief Executive Officer of two, a SPAC, which in March 2024 closed a business combination agreement with LatAm Logistic Properties S.A. (NYSE: LPA), a leading developer, owner and manager of institutional quality, class A industrial and logistics real estate in Central and South America; (iv) Director of Jaguar Global Growth Corporation I, a SPAC, which in October 2023 closed a business combination with Captivision Inc. (Nasdaq: CAPT), a leading designer and manufacturer of architectural media display glass; (v) Director of 7GC & Co. Holdings Inc., a SPAC, which in December 2023 closed a business combination with Banzai International, Inc. (Nasdaq: BNZI), a leading marketing technology company that provides data-driven marketing and sales solutions; (vi) Chairman of the Board and Co-Chief Executive Officer of PropTech Investment Corporation II, a SPAC, which in November 2022 closed a business combination with Appreciate Holdings, Inc.; and (vii) Chairman of the Board and Co-Chief Executive Officer of PropTech Acquisition Corporation, a SPAC, which in December 2020, closed a business combination with Porch Group Inc. (Nasdaq: PRCH) and subsequently served as an independent director of Porch Group Inc. Mr. Hennessy previously served as a Portfolio Manager of Abu Dhabi Investment Authority (ADIA). Mr. Hennessy holds a B.A. degree from Georgetown University and an MBA from the University of Chicago Booth School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Compass Digital Acquisition Corp., Global Technology Acquisition Corp. I, TortoiseEcofin Acquisition Corp. III, two, Jaguar Global Growth Corporation I, 7GC & Co. Holdings Inc., PropTech Investment Corporation II and PropTech Acquisition Corporation.

Nicholas Geeza, HVII’s Executive Vice President, Chief Financial Officer and Secretary since HVII’s formation, has served since July 2025 as Executive Vice President, Chief Financial Officer and Secretary, and the principal financial and accounting officer of Hennessy VIII, a special purpose acquisition company, since April 2023, as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023, and as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a special purpose acquisition company, since August 2023, and since April 2024, as Chief Financial Officer of Global Technology Acquisition Corp. I, a special purpose acquisition company that liquidated its trust account and delisted its securities from Nasdaq in October 2024.

Mr. Geeza previously served as Executive Vice President, Chief Financial Officer and Secretary, and the principal financial and accounting officer of Hennessy Capital Investment Corp. VI, a special purpose acquisition company until its business combination with Namib Minerals (NASDAQ: NAMM), which closed on June 5, 2025, from August 2024 to June 2025, Chief Financial Officer of two (NYSE: TWOA), a special purpose acquisition company, from May 2023 to March 2024, and as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, from March 2022 to April 2023. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S. Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements, and negotiated International Swaps and Derivatives Association, Dodd-Frank, and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated cum laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

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

Brian Bonner has served as a member of HVII’s board of directors since HVII’s initial public offering and chairs HVII’s compensation committee. Mr. Bonner currently serves as a director of Hennessy VIII (since February 2026). Mr. Bonner served on Board of Directors of Daseke from February 2015 to April 2024, including roles as Executive Chairman (August 2019 until August 2020), Independent Chairman of the Board of Directors of Daseke (August 2020 until June 2022) and Chair of the Compensation Committee of the Board of Directors of Daseke (January 2020 until July 2022) and the Audit and Compensation Committees of the Board of Directors of Daseke. Mr. Bonner’s 33-year career with Texas Instruments, Inc. (NASDAQ: TXN), a Fortune 500 publicly traded technology company that designs and manufactures semiconductors and various integrated circuits, spanned several executive leadership positions, including Vice President and Chief Information Officer from 2000 to 2014 and other leadership positions in product profit and loss management, worldwide marketing, and post-acquisition integration. Mr. Bonner served as a member on the Board of Directors of Copper Mobile from 2012 to 2015 and as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. He holds an MBA in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a BA in Physics from Kalamazoo College. Mr. Bonner was selected to serve as director due to his experience and insight in sales management; human capital management, organization and compensation; corporate oversight and governance; business performance; business scaling post-acquisition implementation/integration; information technology management and development; and cybersecurity and information technology systems.

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

Javier Saade has served as a member of HVII’s board of directors since HVII’s initial public offering. Mr. Saade currently serves as a director of Hennessy VIII (since February 2026). Mr. Saade is Founder & Managing Partner of Impact Master Holdings since 2019, Venture Partner at Fenway Summer since 2016, and Operating Partner at Presidio Investors since 2023. He also serves as Chairman of the Board of Directors of GP Funding, Inc. (private-equity-owned financial services company) since 2019, Chairman of the Board of Directors of The Only Agency (private equity-owned media & entertainment company) since 2024, Member of the Board of Directors of VCheck Global Holdings (private-equity-owned tech services company) since 2024, Member of the Board of Trustees of Swedish Providence (a large health services enterprise), Member of the Board of Advisors of Harvard University’s Arthur Rock Center for Entrepreneurship, Executive Fellow at Harvard Business School, Lecturer at University of Washington’s Foster School of Business, CNBC Contributor and host of “Top Of The Game”. Mr. Saade Javier served as Audit Committee Chair of the Board of Directors of SoftBank Vision Fund Investment Corp. (NASDAQ: SVFA) from January 2021 to March 2023, Lead Independent Director and Nominations & Governance Committee Chair of the Board of Directors of Porch Group, Inc. (NASDAQ: PRCH) December 2020 to March 2022, Board Member of Global Technology Acquisition Corp. (NASDAQ: GTAC) from 2023 to 2024, Board Member of two inc. from 2023 to 2024, now Logistics Properties of the Americas (NYSE: LPA), Member of the Boards of Trustees of The Nature Conservancy and Pan American Development Foundation and Member of the Board of Advisors of DocuSign, Inc. (NASDAQ: DOCU). In 2013, he was appointed by the White House to serve as Associate Administrator, Chief of Investment & Innovation of the U.S. Small Business Administration (SBA), concurrently served on the Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission (SEC) and subsequently served on the Presidential Transition at the Department of Treasury and the White House’s Advisory Committee for Trade Policy and Negotiations. Prior to public service he spent over 20 years in investing, entrepreneurial, operating and advisory roles at McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT) and Air America, a company he co-founded. He holds an MBA from Harvard Business School, an MS in Operations & Technology from Illinois Institute of Technology and a BS in Industrial Management from Purdue University. Mr. Saade was selected to serve as a director of the Company due to his extensive operating, entrepreneurial, strategy, capital allocation and governance experience with public and private companies.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

As of the date of HVII’s initial public offering, none of HVII’s officers or directors received any compensation for services rendered to it. HVII’s sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on HVII’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, commencing on the date on which HVII’s securities were first listed on Nasdaq, HVII pays an amount equal to $25,000 per month to an affiliate of the Sponsor for office space, utilities and secretarial and administrative support, which amount was an aggregate of $15,000 per month prior to September 1, 2025, and HVII pays Nicholas Geeza, its Chief Financial Officer, $10,000 per month for his services until the earlier of the consummation of HVII’s initial business combination or its liquidation. Each of Mr. Allen, Mr. Bonner, Ms. Brunelle and Mr. Saade received 25,000 founder shares for his or her service as a director and Ms. Sharma received 30,000 founder shares for her service as a director. HVII’s audit committee reviews on a quarterly basis all payments that were made by it to its sponsor, officers, directors or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of HVII’s ordinary shares as of March 5, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of HVII’s ordinary shares, by:

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

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Percentage of Class B Ordinary Shares
HC VII Sponsor LLC (HVII’s sponsor)(3)	500,000	2%	5,203,333	78%
Daniel J. Hennessy (3)	500,000	2%	5,203,333	78%
Thomas D. Hennessy (3)(4)	500,000	2%	5,953,333	89%
Nicholas Geeza	—	—	250,000	4%
Grant R. Allen (5)	—	—	25,000	*
Brian Bonner (5)	—	—	25,000	*
Anna Brunelle (5)	—	—	25,000	*
Javier Saade (5)	—	—	25,000	*
Poonam Sharma (5)	—	—	30,000	*
All directors and executive officers and directors as a group (8 individuals)	500,000	2%	6,333,333	100%
These shareholders known to HVII to beneficially own more than 5 percent of HVII’s outstanding ordinary shares as of March 5, 2026 are:
Highbridge Capital Management, LLC (6)	1,500,000	7.6%	—	—
Lighthouse Investment Partners, LLC(7)	1,280,840	6.74%	—	—
Linden Capital L.P. (8)	1,463,732	7.4%	—	—
AQR Capital Management, LLC (9)	1,059,589	5.38%	—	—

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VII, 195 US Hwy 50, Suite 207, Zephyr Cove, Nevada 89448.

(2)	Interests shown consist solely of Class B ordinary shares which are referred to herein as founder shares. Such shares will automatically convert into Class A ordinary shares at the time of HVII’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described herein.

(3)	HC VII Sponsor LLC is the record holder of the shares reported herein. Hennessy Capital Group LLC is the sole manager of HVII’s sponsor. Daniel J. Hennessy, HVII’s Chairman and Chief Executive Officer, and Thomas D. Hennessy, HVII’s President, Chief Operating Officer and a director, are the sole managing members of Hennessy Capital Group LLC. Consequently, each of Mr. Daniel Hennessy and Mr. Thomas Hennessy may be deemed the beneficial owner of securities held by HVII’s sponsor and have shared voting and dispositive control over such securities. Each of Mr. Daniel Hennessy and Mr. Thomas Hennessy disclaims beneficial ownership over any securities owned by HVII’s sponsor in which he does not have any pecuniary interest.

(4)	Mr. Thomas D. Hennessy is the record holder of 750,000 of the Class B ordinary shares reported herein.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in HVII’s sponsor.

(6)	This information is based solely on a Schedule 13G filed on February 17, 2026 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC has voting power and dispositive power of 1,500,000 shares. The principal business address of the Highbridge Reporting Persons is 390 Madison Avenue, 28th Floor, New York, NY 10017.

(7)	This information is based solely on a Schedule 13G/A filed on February 17, 2026 jointly by Lighthouse Investment Partners, LLC (“Lighthouse”), North Rock Capital Management, LLC (“North Rock”), MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 204”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”), Eagle Harbor Multi-Strategy Master Fund Limited (“Eagle Harbor”) and NR1 SP, a segregated portfolio of North Rock SPC (“NR1 SP”, together with Lighthouse, North Rosk, MAP 204, MAP 214, Shaolin, Eagle Harbor, the “Lighthouse Reporting Persons”). Lighthouse serves as the investment manager of MAP 204 and MAP 214, Lighthouse serves as the platform services provider for Shaolin and Eagle Harbor and North Rock, a wholly owned affiliate and relying adviser of Lighthouse, serves as the investment manager for NR1 SP. The Lighthouse Reporting Persons have a shared voting power and a shared dispositive power of 1,280,840 shares. The principal business address for each of Lighthouse and North Rock is 3801 PGA Boulevard, Suite 604, Palm Beach Gardens, FL 33410. The principal business address for each of MAP 204 and MAP 214 is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands. The principal business address for each of Shaolin and Eagle Harbor is Ugland House, 121 South Church Street, George Town, Grand Cayman, KY1- 1104, Cayman Islands. The principal business address for NR1 SP is c/o Maples, PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(8)

This information is based solely on a Schedule 13G/A filed on February 12, 2026 jointly by Linden Capital L.P. (“Linden Capital”), Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”) and Siu Min (Joe) Wong (“Mr. Wong”, together with Linden Capital, Linden GP and Linden Advisors, the “Linden Reporting Persons”). Linden GP is the general partner of Linden Capital, Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for one or more separately managed accounts and Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. Linden Advisors and Mr. Wong have a shared voting power and a shared dispositive power of 1,463,732 Shares, and Linden GP and Linden Capital have a shared voting power and a shared dispositive power of 1,394,634 Shares. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(9)

This information is based solely on a Schedule 13G/A filed on February 12, 2026 jointly by AQR Capital Management, LLC (“AQR”), AQR Capital Management Holdings, LLC (“AQR Holdings”) and AQR Arbitrage, LLC (together with AQR and AQR Holdings, the “AQR Reporting Persons”). AQR is a wholly owned subsidiary of AQR Holdings, and AQR Arbitrage, LLC is deemed to be controlled by AQR. The AQR Reporting Persons have a shared voting power and a shared dispositive power of 1,059,589 shares. The principal business address of the AQR Reporting Persons is One Greenwich Plaza Suite 130, Greenwich, Connecticut 06830.

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

HVII’s sponsor agreed to loan HVII of up to $250,000 to be used for a portion of the expenses of HVII’s initial public offering. The loan was non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of HVII’s initial public offering. As of December 31, 2024, HVII had borrowed $76,790 under the note. On January 21, 2025, HVII repaid the total outstanding balance of the note amounting to $109,994. Borrowings under the note are no longer available.

HVII pays an amount equal to $25,000 per month to an affiliate of its sponsor for office space, utilities and secretarial and administrative support. Upon completion of HVII’s initial business combination or its liquidation, it will cease paying these monthly fees. Accordingly, in the event the consummation of HVII’s initial business combination takes the maximum 24 months, its sponsor’s affiliates will be paid a total of $520,000 ($15,000 per until August 31, 2025 and $25,000 per month beginning September 1, 2025) and will be entitled to be reimbursed for any out-of-pocket expenses. HVII has agreed to pay, beginning in September 2025, consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of HVII’s sponsor for services related to the execution and consummation of an initial business combination, which payments commenced in September 2025. HVII pays Nicholas Geeza, its Chief Financial Officer, $10,000 per month for his services until the earlier of the consummation of HVII’s initial business combination or its liquidation.

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

Audit Fees. During the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, fees for HVII’s independent registered public accounting firm were approximately $131,560 and $87,300, respectively, for the services Withum performed in connection with HVII’s initial public offering and the audit of HVII’s December 31, 2025 and 2024 financial statements included in this Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, HVII’s independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, HVII’s independent registered public accounting firm did not render services to HVII for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by HVII’s independent registered public accounting firm other than those set forth above.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Cohen & Company Capital Markets, a Division of J.V.B. Financial Group, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
2.1	Business Combination Agreement, dated as of October 22, 2025, by and among Hennessy Capital Investment Corp. VII, Solis Merger Sub LLC, and ONE Nuclear Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on October 23, 2025).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-1 (File No. 333-283087) filed with the SEC on January 15, 2025).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
4.1	Share Rights Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to Company’s Form 10-K filed with the SEC on March 31, 2025).
10.1	Letter Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, its officers, its directors and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VII’s Form 8-K filed with the SEC on January 21, 2025).
10.2	Investment Management Trust Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.3	Registration Rights Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, HC VII Sponsor LLC, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, Loop Capital Markets LLC, Clear Street LLC and certain other security holders (incorporated by reference to Exhibit 10.3 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.4	Administrative Support Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.4 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.5	Amended and Restated Founder Shares Subscription Agreement, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-1 (File No. 333-283087) filed with the SEC on January 15, 2025).
10.6	Private Placement Units Purchase Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.7	Private Placement Units Purchase Agreement, dated January 16, 2025, by and among Hennessy Capital Investment Corp. VII, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, Loop Capital Markets LLC and Clear Street LLC (incorporated by reference to Exhibit 10.6 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).

10.8	Form of Indemnity Agreement, dated January 16, 2025, by and between Hennessy Capital Investment Corp. VII and each of the officers and directors of Hennessy Capital Investment Corp. VII (incorporated by reference to Exhibit 10.7 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
10.9	Amendment to the Administrative Support Agreement, dated as of August 27, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.4 to Hennessy Capital Investment Corp. VII’s Form 10-Q, filed with the SEC on November 14, 2025).
10.10	Promissory Note, dated December 19, 2025, issued to ONE Nuclear Energy LLC (incorporated by reference to Exhibit 10.5 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-4 (File No. 333-292440), filed with the SEC on December 23, 2025).
10.11	Amendment to the Insider Letter Agreement, dated as of August 28, 2025, by and between Hennessy Capital Investment Corp. VII and HC VII Sponsor LLC (incorporated by reference to Exhibit 10.3 to Hennessy Capital Investment Corp. VII’s Form 10-Q, filed with the SEC on November 14, 2025).
10.12	Member Support Agreement, dated as of October 22, 2025, by and among Hennessy Capital Investment Corp. VII, ONE Nuclear Energy LLC and the other members of ONE Nuclear Energy LLC listed therein (incorporated by reference to Exhibit 10.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on October 23, 2025).
10.13	Sponsor Support Agreement, dated as of October 22, 2025, by and among ONE Nuclear Energy LLC, Hennessy Capital Investment Corp. VII, HC VII Sponsor LLC and the other shareholders of Hennessy Capital Investment Corp. VII listed therein (incorporated by reference to Exhibit 10.2 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on October 23, 2025).
14.1	Form of Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-1 (File No. 333-283087) filed with the SEC on January 15, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Company’s Form 10-K filed with the SEC on March 31, 2025).
21.1	Subsidiaries of Hennessy Capital Investment Corp. VII (incorporated by reference to Exhibit 21.1 to Hennessy Capital Investment Corp. VII’s Registration Statement on Form S-4 (File No. 333-292440), filed with the SEC on December 23, 2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Policy on Recoupment of Incentive Compensation, dated as of March 28, 2025 (incorporated by reference to Exhibit 97.1 to Company’s Form 10-K filed with the SEC on March 31, 2025).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VII

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Hennessy Capital Investment Corp. VII:	Page

Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from September 27, 2024 (Inception) through December 31, 2024	F-4

Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from September 27, 2024 (Inception) through December 31, 2024	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from September 27, 2024 (Inception) through December 31, 2024	F-6

Notes to Consolidated Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hennessy Capital Investment Corp. VII:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hennessy Capital Investment Corp. VII (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from September 27, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until January 21, 2027 (absent any extensions of such period by the Company’s shareholders) to consummate an initial business combination. While the Company intends to complete a business combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 21, 2027.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 6, 2026

PCAOB Number 100

HENNESSY CAPITAL INVESTMENT CORP. VII

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$984,245	$20,005
Note receivable	300,000	—
Prepaid expenses	18,021	20,829
Short-term prepaid insurance	24,063	—
Total current assets	1,326,329	40,834
Deferred offering costs	—	952,432
Cash held in Trust Account	196,958,306	—
Total Assets	$198,284,635	$993,266

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$226,953	$33,366
Accrued offering costs	100,000	456,062
Promissory note – related party	—	76,790
Total current liabilities	326,953	566,218
Deferred legal fees	2,450,000	450,000
Deferred underwriting fee payable	7,600,000	—
Total Liabilities	10,376,953	1,016,218

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 and 0 shares at redemption value of $10.37 and $0 per share at December 31, 2025 and 2024, respectively	196,958,306	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 and 0 issued and outstanding (excluding 19,000,000 and 0 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	69	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 and 6,708,333 shares issued and outstanding(1)(2) at December 31, 2025 and 2024, respectively	633	671
Additional paid-in capital	—	24,329
Accumulated deficit	(9,051,326)	(47,952)
Total Shareholders’ Deficit	(9,050,624)	(22,952)
Total Liabilities and Shareholders’ Deficit	$198,284,635	$993,266

(1)	As of December 31, 2024, this amount includes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 5). Subsequently, on January 21, 2025, the Underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units.
(2)	On January 10, 2025, the Company issued an additional 958,333 founder shares for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (Note 7). All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from September 27, 2024 (Inception) Through December 31,
	2025	2024
General and administrative costs	$3,656,556	$47,952
Loss from operations	(3,656,556)	(47,952)

Other income:
Interest earned on cash equivalents	50,950	—
Interest earned on cash held in Trust Account	7,293,022	—
Total other income	7,343,972	—

Net income (loss)	$3,687,416	$(47,952)

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	17,906,849	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.15	$—
Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	650,301	—
Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.15	$—
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,304,566	5,833,333
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.15	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM SEPTEMBER 27, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 27, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	6,708,333	671	24,329	—	25,000

Net loss	—	—	—	—	—	(47,952)	(47,952)

Balance — December 31, 2024	—	—	6,708,333	671	24,329	(47,952)	(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,352,571)	(12,690,790)	(21,043,361)

Net income	—	—	—	—	—	3,687,416	3,687,416

Balance – December 31, 2025	690,000	$69	6,333,333	$633	$—	$(9,051,326)	$(9,050,624)

The accompanying notes are an integral part of the consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from September 27, 2024 (Inception) Through December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,687,416	$(47,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,293,022)	—
Changes in operating assets and liabilities:
Note receivable	(300,000)	—
Prepaid expenses	2,808	(20,829)
Prepaid insurance	(24,063)	—
Accounts payable and accrued expenses	193,587	33,366
Deferred legal fees	1,850,000	—
Net cash used in operating activities	(1,883,274)	(35,415)

Cash flows from investing activities:
Investment of cash into Trust Account	(190,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	334,716	—
Net cash used in investing activities	(189,665,284)	—

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	186,200,000	—
Proceeds from sale of Private Placement Units	6,900,000	—
Proceeds from promissory note - related party	33,203	76,790
Repayment of promissory note - related party	(109,993)	—
Payment of deferred offering costs	(510,412)	(46,370)
Net cash provided by financing activities	192,512,798	55,420

Net change in cash	964,240	20,005
Cash, beginning of the period	20,005	—
Cash, end of the period	$984,245	$20,005

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$100,000	$—
Deferred offering costs included in deferred legal fees	$150,000	$450,000
Deferred offering costs included in accrued offering costs	$—	$456,062
Deferred underwriting fee payable	$7,600,000	$—
Forfeiture of founder shares	$38	$—

The accompanying notes are an integral part of the consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Hennessy Capital Investment Corp. VII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 27, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has one wholly-owned subsidiary that was formed on October 22, 2025, Solis Merger Sub LLC, a Delaware corporation (“Merger Sub”).

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 690,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,900,000, which is described in Note 4. Of the 690,000 Private Placement Units, 500,000 Private Placement Units were purchased by HC VII Sponsor LLC, the Company’s sponsor (the “Sponsor”), and an aggregate of 190,000 Private Placement Units were purchased by the underwriters of the Initial Public Offering (collectively, the “Underwriters”): Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC (133,000); Clear Street LLC (28,500); and Loop Capital Markets LLC (28,500). The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that (i) the Private Placement Units (and the Class A ordinary shares (the “private placement shares”) and share rights underlying the Private Placement Units and the Class A ordinary shares issuable upon conversion of the share rights) may not be transferred, assigned or sold, subject to certain limited exceptions, until 30 days after the completion of its Initial Business Combination and (ii) the holders of the Private Placement Units are entitled to certain registration rights in respect thereof (and with respect to the private placement shares and share rights underlying such Private Placement Units and the Class A ordinary shares issuable upon conversion of the share rights).

Transaction costs of the Initial Public Offering amounted to $12,656,782, consisting of $3,800,000 of cash underwriting fee, $7,600,000 of deferred underwriting fee and $1,256,782 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination (less deferred underwriting commissions).

The Company’s Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing account until the earlier of consummation of the Company’s Initial Business Combination or liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any, (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “public shares”) if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated its Initial Business Combination within the Completion Window or (B) with respect to any other provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of its Initial Business Combination either in connection with a general meeting called to approve the Initial Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an Initial Business Combination, including interest earned on the funds held in the Trust Account (less permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will have only the duration of the Completion Window to complete the Initial Business Combination. However, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares of the Company (“founder shares”), private placement shares and public shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the Initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Initial Business Combination) in favor of the Initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Initial Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $984,245 and working capital of $999,376. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company assessed going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until January 21, 2027 (absent any extensions of such period by the Company’s shareholders) to consummate an Initial Business Combination. While the Company intends to complete an Initial Business Combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an Initial Business Combination by that time. If an Initial Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 21, 2027.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $984,245 and $20,005 in cash and had no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash Held in Trust Account

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. As of December 31, 2025, the assets held in the Trust Account of $196,958,306 were held in an interest bearing deposit account.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds, on January 21, 2025, from the Units between Class A ordinary shares and share rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the share rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the share rights included in the Units and Private Placement Units were charged to shareholders’ deficit because the share rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment. As of December 31, 2025 and 2024, the Company has $0 and $952,432, respectively, in deferred offering costs as recorded on the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheet. As of December 31, 2024, there were no Class A ordinary shares subject to possible redemption. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to share rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	21,043,361
Class A ordinary shares subject to possible redemption, December 31, 2025	$196,958,306

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025			For the Period from September 27, 2024 (Inception) Through December 31, 2024
	Non- Redeemable	Redeemable		Non- Redeemable	Redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$96,451	$2,655,891	$935,074	$—	$—	$(47,952)
Denominator:
Basic and diluted weighted average shares outstanding	650,301	17,906,849	6,304,566	—	—	5,833,333
Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$0.15	$—	$—	$(0.01)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the consolidated statements of operations.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, (i) so long as they are held by the Sponsor, the Underwriters or their permitted transferees, the Private Placement Units (including the private placement shares and share rights underlying the Private Placement Units and the Class A ordinary shares issuable upon conversion of the underlying share rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination and (ii) the holders of Private Placement Units are entitled to certain registration rights in respect thereof (and with respect to the private placement shares and share rights underlying such Private Placement Units and the Class A ordinary shares issuable upon conversion of the share rights).

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the Initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Initial Business Combination) in favor of the Initial Business Combination.

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

On December 1, 2024 and January 1, 2025, the Sponsor transferred 250,000 and 750,000 founder shares to each of Nicholas Geeza, the Company’s Executive Vice President, Chief Financial Officer (“CFO”) and Secretary, and Thomas Hennessy, the Company’s President and Chief Operating Officer (“COO”), respectively. The founder shares were transferred for total consideration of $0.004 per share, or $1,000 and $3,000, respectively, due to the Sponsor. On December 19, 2024, the Sponsor transferred an aggregate of 130,000 founder shares to its independent directors, for total consideration of $0.004 per share, or $520, due to the Sponsor. The founder shares are automatically forfeited back to the Sponsor if the holder of such founder shares is no longer providing services to the Company prior to the Initial Business Combination. The sale of the founder shares to the Company’s CFO, COO, and its independent directors, are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,130,000 shares granted to the Company’s CFO, COO, and its independent directors was $1,118,700, or $0.99 per share. The founder shares were granted subject to a performance condition (i.e., providing services through the Company’s Initial Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $76,790 under the Promissory Note. On January 21, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $109,994. As of December 31, 2025 and 2024, the Company had $0 and $76,790, respectively, outstanding balance under the Promissory Note. No further borrowings are available under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Initial Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer and Consultants

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services, which amount increased to $25,000 per month beginning September 1, 2025. For the year ended December 31, 2025, the Company incurred and paid $327,097 administrative services fees.

The Company entered into an agreement with its Chief Financial Officer, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Initial Business Combination or until the Company’s liquidation. For the year ended December 31, 2025, the Company incurred and paid $114,839, under this agreement with the Chief Financial Officer. The Company has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of an Initial Business Combination, which payments commenced in September 2025. An aggregate of approximately $42,068 was charged to operations for the year ended December 31, 2025 for such consulting and advisory services. In addition, in January 2025, the Company began to compensate a Vice President of the Company $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $212,258, was charged to operations for the year ended December 31, 2025, for such services. For the period from September 27, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas war and the conflict between the United States and Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas war, the conflict between the United States and Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and the conflict between the United States and Israel and Iran and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the U.S. or other countries could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

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

Deferred Legal Fees

As of December 31, 2025, the Company had a total deferred legal fee of $2,450,000, of which $1,850,000 was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Initial Business Combination. As of December 31, 2024, the Company had a total deferred legal fee of $450,000, all of which was related to the Initial Public Offering and charged to offering costs. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

Merger Agreement

On October 22, 2025, HVII, Merger Sub and ONE Nuclear entered into a business combination agreement (as may be amended or supplemented from time to time, the “Business Combination Agreement”), which contemplates an all-stock business combination transaction and aggregate consideration of $1.0 billion payable to the ONE Nuclear Members. ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. ONE Nuclear is a development stage entity, with de minimis assets, no historic business operations and no revenues or developments currently under construction, and investors and potential investors should consider the financial constraints, uncertainties and risks described in the section of the S-4 Registration Statement entitled “Risk Factors — Risks Related to ONE Nuclear’s Business and Industry.”

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) the Company will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly owned subsidiary of the Company, and the Company will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, the Company’s shares of common stock following the Domestication (“Common Stock”) are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by the Company and ONE Nuclear in writing.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including (i) approval of the Transactions by the shareholders of the Company and the equityholders of ONE Nuclear; (ii) the registration statement on Form S-4 (the “Registration Statement”) having become effective under the Securities Act; (iii) the Company’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2025.

Note Receivable

On December 19, 2025, the Company (the “Lender”) has agree to loan or advance ONE Nuclear, as defined in Note 6 (the “Borrower”), up to an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of the Borrower’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of the Lender’s commitment to make available up to $300,000 for advances thereunder, and additionally to compensate the Lender for any and all outstanding advances (including a reasonable rate of interest), the Borrower agrees to pay to the Lender a monthly non-refundable fee equal to $10,000 (the “Commitment Fee”), which fee shall be fully earned by the Lender and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case prorated for any partial period. All outstanding and unpaid obligations shall be payable by the Borrower to the Lender upon the earliest of (the earliest such date, the “Maturity Date”) (i) March 31, 2026, (ii) the date upon which all or any part of the Obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise); and (iii) the date upon which the Proposed Business Combination (as defined below) between the Borrower and the Lender or any third-party bridge financing, outside financing or similar capital-raising transaction by the Borrower is consummated (each, a “Specified Financing”). The Obligations may be prepaid at any time without penalty. As of December 31, 2025, there was $300,000 loaned to ONE Nuclear under this agreement, included in note receivable in the accompanying consolidated balance sheet.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 690,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding the 19,000,000 Class A ordinary shares subject to possible redemption as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the Underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of December 31, 2025 and 2024, there were 6,333,333 and 6,708,333 Class B ordinary shares issued or outstanding, respectively.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Share Rights — Except in cases where the Company is not the surviving company in the Initial Business Combination, each holder of a share right will automatically receive one-twelfth (1/12) of one Class A ordinary share upon consummation of its Initial Business Combination. The Company will not issue fractional shares in connection with an exchange of share rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of its Initial Business Combination, each holder of a share right will be required to affirmatively convert his, her or its share rights in order to receive the one-twelfth (1/12) of one Class A ordinary share underlying each share right upon consummation of its Initial Business Combination. If the Company is unable to complete its Initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of share rights will not receive any of such funds for their share rights and the share rights will expire worthless.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

January 21, 2025
Underlying share price	$9.91
Pre-adjusted value per share right	$0.83
Market adjustment(1)	10.0%
Fair value per share right	$0.083

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of the Initial Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs. The market adjustment was determined by calibrating traded share rights prices as of the valuation dates.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	December 31, 2025	December 31, 2024
Cash	$984,245	$20,005
Cash held in Trust Account	$196,958,306	$—

	For the Year Ended December 31, 2025	For the Period from September 27, 2024 (Inception) Through December 31, 2024
General and administrative costs	$3,656,556	$47,952
Interest earned on cash held in Trust Account	$7,293,022	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the consolidated financial statements have been recognized or disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2026	HENNESSY CAPITAL INVESTMENT CORP. VII

	By:	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 6, 2026
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Thomas D. Hennessy	President and Chief Operating Officer and	March 6, 2026
Thomas D. Hennessy	Director

/s/ Nicholas Geeza	Executive Vice President, Chief Financial Officer and Secretary	March 6, 2026
Nicholas Geeza	(Principal Financial and Accounting Officer)

/s/ Grant R. Allen	Director	March 6, 2026
Grant R. Allen

/s/ Brian Bonner	Director	March 6, 2026
Brian Bonner

/s/ Anna Brunelle	Director	March 6, 2026
Anna Brunelle

/s/ Javier Saade	Director	March 6, 2026
Javier Saade

/s/ Poonam Sharma	Director	March 6, 2026
Poonam Sharma

94