Form 10-Q
period 2026-03-31
Hennessy Capital Investment Corp. VII
filed 2026-05-13
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2026 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of May 12, 2026 there were 19,690,000 Class A ordinary shares, and 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$323,217	$984,245
Note receivable	300,000	300,000
Prepaid expenses	76,448	18,021
Short-term prepaid insurance	3,438	24,063
Total current assets	703,103	1,326,329
Cash held in the Trust Account	198,568,274	196,958,306
Total Assets	$199,271,377	$198,284,635

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$78,084	$226,953
Accrued offering costs	25,000	100,000
Total current liabilities	103,084	326,953
Deferred legal fees	3,085,000	2,450,000
Deferred underwriting fee payable	7,600,000	7,600,000
Total Liabilities	10,788,084	10,376,953

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 shares at redemption value of $10.45 and $10.37 per share at March 31, 2026 and December 31, 2025, respectively	198,568,274	196,958,306

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 issued and outstanding (excluding 19,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	69	69
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	633	633
Additional paid-in capital	—	—
Accumulated deficit	(10,085,683)	(9,051,326)
Total Shareholders’ Deficit	(10,084,981)	(9,050,624)
Total Liabilities and Shareholders’ Deficit	$199,271,377	$198,284,635

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,096,944	$489,035
Loss from operations	(1,096,944)	(489,035)

Other income:
Interest earned on cash equivalents	3,879	12,553
Interest earned on cash held in the Trust Account	1,668,676	1,494,489
Total other income	1,672,555	1,507,042

Net income	$575,611	$1,018,007

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	19,000,000	14,566,667
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.02	$0.05
Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	690,000	529,000
Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.02	$0.05
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,333,333	6,216,666
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.02	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	690,000	$69	6,333,333	$633	$—	$(9,051,326)	$(9,050,624)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,609,968)	(1,609,968)

Net income	—	—	—	—	—	575,611	575,611

Balance – March 31, 2026 (unaudited)	690,000	$69	6,333,333	$633	$—	$(10,085,683)	$(10,084,981)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,708,333	$671	$24,329	$(47,952)	$(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—			(8,352,571)	(7,152,248)	(15,504,819)

Net income	—	—	—	—	—	1,018,007	1,018,007

Balance – March 31, 2025 (Unaudited)	690,000	$69	6,333,333	$633	$—	$(6,182,193)	$(6,181,491)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$575,611	$1,018,007
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in the Trust Account	(1,668,676)	(1,494,489)
Changes in operating assets and liabilities:
Prepaid expenses	(58,427)	(63,022)
Prepaid insurance	20,625	(85,938)
Accounts payable and accrued expenses	(148,869)	11,931
Deferred legal fees	635,000	125,000
Net cash used in operating activities	(644,736)	(488,511)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(190,000,000)
Cash withdrawn from Trust Account for working capital purposes	58,708	—
Net cash provided by (used in) investing activities	58,708	(190,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	186,200,000
Proceeds from sale of Private Placement Units	—	6,900,000
Proceeds from promissory note - related party	—	33,203
Repayment of promissory note - related party	—	(109,993)
Payment of deferred offering costs	(75,000)	(510,412)
Net cash provided (used in) by financing activities	(75,000)	192,512,798

Net change in cash and cash equivalents	(661,028)	2,024,287
Cash and cash equivalents, beginning of the period	984,245	20,005
Cash and cash equivalents, end of the period	$323,217	$2,044,292

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$100,000
Deferred offering costs included in deferred legal fees	$—	$150,000
Deferred underwriting fee payable	$—	$7,600,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee. The funds will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $50 billion or more. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing account until the earlier of consummation of the Company’s Initial Business Combination or liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any, (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares sold as part of the Units in the Initial Public Offering (the “public shares”) if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated its Initial Business Combination within the Completion Window or (B) with respect to any other provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $323,217 and working capital of $600,019. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $323,217 and $984,245 in cash and had no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in the Trust Account

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $198,568,274 and $196,958,306 were held in an interest bearing deposit account, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2024, there were no Class A ordinary shares subject to possible redemption. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to Share Rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	21,043,361
Class A ordinary shares subject to possible redemption, December 31, 2025	196,958,306
Plus:
Remeasurement of carrying value to redemption value	1,609,968
Class A ordinary shares subject to possible redemption, March 31, 2026	$198,568,274

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026			2025
	Redeemable Class A	Non-redeemable Class A	Class B	Redeemable Class A	Non-redeemable Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$420,262	15,262	$140,087	$695,793	25,268	$296,946

Denominator:
Basic and diluted weighted average shares outstanding	19,000,000	690,000	6,333,333	14,566,667	529,000	6,216,666
Basic and diluted net income per ordinary share	$0.02	0.02	$0.02	$0.05	0.05	$0.05

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed consolidated statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On December 1, 2024 and January 1, 2025, the Sponsor transferred 250,000 and 750,000 founder shares to each of Nicholas Geeza, the Company’s Executive Vice President, Chief Financial Officer (“CFO”) and Secretary, and Thomas Hennessy, the Company’s President and Chief Operating Officer (“COO”), respectively. The founder shares were transferred for total consideration of $0.004 per share, or $1,000 and $3,000, respectively, due to the Sponsor. On December 19, 2024, the Sponsor transferred an aggregate of 130,000 founder shares to its independent directors, for total consideration of $0.004 per share, or $520, due to the Sponsor. The founder shares are automatically forfeited back to the Sponsor if the holder of such founder shares is no longer providing services to the Company prior to the Initial Business Combination. The sale of the founder shares to the Company’s CFO, COO, and its independent directors, are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,130,000 shares granted to the Company’s CFO, COO, and its independent directors was $1,118,700, or $0.99 per share. The founder shares were granted subject to a performance condition (i.e., providing services through the Company’s Initial Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

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

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Initial Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer and Consultants

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services, which amount increased to $25,000 per month beginning September 1, 2025. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $75,000 and $37,258 administrative services fees, respectively.

The Company entered into an agreement with its Chief Financial Officer, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Initial Business Combination or until the Company’s liquidation. For the three months ended March 31, 2026, the Company incurred and paid $21,761, under this agreement with the Chief Financial Officer. For the three months ended March 31, 2025, the Company incurred $24,839 under this agreement with the CFO and are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets. The Company has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of an Initial Business Combination, which payments commenced in September 2025. An aggregate of approximately $9,355 was charged to operations for the three months ended March 31, 2026 for such consulting and advisory services. In addition, in January 2025, the Company began to compensate a Vice President of the Company $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $121,734, was charged to operations for the three months ended March 31, 2026, for such services. For the three months ended March 31, 2025, the Company did not incur any fees for these services. Effective March 1, 2026, the CFO, consultant advisor and Vice President agreed to waive further payments for their services to the Company until such time as they may notify the Company otherwise.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company had a total deferred legal fee of $3,085,000 and $2,450,000, respectively, of which $2,485,000 and $1,850,000, respectively, was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Merger Agreement

On October 22, 2025, HVII, Merger Sub and ONE Nuclear entered into a business combination agreement (as may be amended or supplemented from time to time, the “Business Combination Agreement”) that contemplates an all-stock business combination transaction (the “Proposed Business Combination”). Pursuant to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the existing equity holders of ONE Nuclear at the Closing (as defined below) will be in the form of stock, comprised of newly issued shares of Common Stock (as defined below). The number of shares to be issued at the Closing will be calculated by dividing $1.00 billion by an amount equal to the price at which each HVII Public Share may be redeemed in connection with the Proposed Business Combination. ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. ONE Nuclear is a development stage company, with nominal assets, no operating history or revenue to date and no developments currently under construction, and investors and potential investors should consider the financial constraints, uncertainties and risks described in the section of the S-4 Registration Statement (as defined below) entitled “Risk Factors — Risks Related to ONE Nuclear’s Business and Industry.”

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On March 31, 2026, HVII, Merger Sub, and ONE Nuclear entered into an Omnibus Amendment, amending the Business Combination Agreement to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2026 to June 30, 2026.

Pursuant to the Business Combination Agreement, the parties thereto will enter into the Proposed Business Combination by which, among other things, (i) the Company will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly owned subsidiary of the Company, and the Company will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, the Company’s shares of common stock following the Domestication (“Common Stock”) are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by the Company and ONE Nuclear in writing.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including (i) approval of the Transactions by the shareholders of the Company and the equityholders of ONE Nuclear; (ii) the registration statement on Form S-4 (the “S-4 Registration Statement”) having become effective under the Securities Act; (iii) the Company’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2025.

Note Receivable

On December 19, 2025, the Company (the “Lender”) has agree to loan or advance ONE Nuclear, as defined in Note 6 (the “Borrower”), up to an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of the Borrower’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of the Lender’s commitment to make available up to $300,000 for advances thereunder, and additionally to compensate the Lender for any and all outstanding advances (including a reasonable rate of interest), the Borrower agreed to pay to the Lender a monthly non-refundable fee equal to $10,000, which fee shall be fully earned by the Lender and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case prorated for any partial period. All outstanding and unpaid obligations shall be payable by the Borrower to the Lender upon the earliest of (the earliest such date, the “Maturity Date”): (i) June 30, 2026 (as extended), (ii) the date upon which all or any part of the obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise); and (iii) the date upon which the Proposed Business Combination (as defined below) between the Borrower and the Lender or any third-party bridge financing, outside financing or similar capital-raising transaction by the Borrower is consummated. The obligations may be prepaid at any time without penalty. As of March 31, 2026 and December 31, 2025, there was $300,000 loaned to ONE Nuclear under this agreement, included in notes receivable in the accompanying condensed consolidated balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 690,000 Class A ordinary shares issued or outstanding, respectively, excluding the 19,000,000 Class A ordinary shares subject to possible redemption as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the Underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of March 31, 2026 and December 31, 2025, there were 6,333,333 Class B ordinary shares issued or outstanding, respectively.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustments as provided in the Company’s amended and restated memorandum and articles of association.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	March 31, 2026	December 31, 2025
Cash	$323,217	$984,245
Cash held in the Trust Account	$198,568,274	$196,958,306

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,096,944	$489,035
Interest earned on cash held in the Trust Account	$1,668,676	$1,494,489

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed consolidated financial statements have been recognized or disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “HVII” refer to Hennessy Capital Investment Corp. VII. References to HVII’s “management” or HVII’s “management team” refer to HVII’s officers and directors. References to the “Sponsor” refer to HC VII Sponsor LLC. The following discussion and analysis of HVII’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward Looking Statements

This Quarterly Report (including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). HVII’s forward-looking statements include, but are not limited to, statements regarding HVII or HVII’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “projects,” “predicts,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	HVII’s ability to select an appropriate target business or businesses;

●	HVII’s ability to complete its Initial Business Combination (as defined below), including the Proposed Business Combination (as defined below) with ONE Nuclear;

●	HVII’s expectations around the performance of a prospective target business or businesses;

●	HVII’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following its Initial Business Combination;

●	HVII’s officers and directors allocating their time to other businesses and potentially having conflicts of interest with HVII’s business or in approving its Initial Business Combination;

●	HVII’s potential ability to obtain additional financing to complete its Initial Business Combination;

●	HVII’s pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of HVII’s officers and directors to generate a number of potential Initial Business Combination opportunities;

●	HVII’s public securities’ potential liquidity and trading;

●	the lack of a market for HVII’s securities;

●	the availability to HVII of funds from interest income on the trust account (the “Trust Account”) balance;

●	the Trust Account not being subject to claims of third parties;

●	HVII’s financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in HVII’s final prospectus filed in connection with its initial public offering (the “IPO”) and Annual Report on Form 10-K for the year ended December 31, 2025 and in the registration statement on Form S-4 (File No. 333-292440) filed by HVII, as registrant, and ONE Nuclear (as defined below), as co-registrant (as may be amended and supplemented from time to time, the “S-4 Registration Statement”) in connection with the Proposed Business Combination.

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

Overview

HVII is a SPAC incorporated in the Cayman Islands on September 27, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Initial Business Combination”). HVII intends to effectuate its Initial Business Combination using cash derived from the proceeds of the IPO and the sale of an aggregate of 690,000 private placement units (each a “Private Placement Unit” and collectively, the “Private Placement Units) and any sale of securities in connection with its Initial Business Combination, its shares, debt or a combination of cash, shares and debt.

The issuance of additional HVII Ordinary Shares (as defined below) in an Initial Business Combination:

●	may significantly dilute the equity interest of HVII’s public shareholders (the “HVII Public Shareholders”), which dilution would increase if the anti-dilution provisions in the Class B ordinary shares of HVII (“HVII Class B Ordinary Shares”) resulted in the issuance of Class A ordinary shares of HVII (“HVII Class A Ordinary Shares,” and together with the HVII Class B Ordinary Shares, “HVII Ordinary Shares”) on a greater than one-to-one basis upon conversion of the HVII Class B Ordinary Shares;

●	may subordinate the rights of holders of HVII Ordinary Shares if preference shares is issued with rights senior to those afforded to HVII Ordinary Shares;

●	could cause a change of control if a substantial number of HVII Ordinary Shares are issued, which may affect, among other things, HVII’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HVII’s present officers and directors;

●	may have the effect of delaying or preventing a change of control of HVII by diluting the equity ownership or voting rights of a person seeking to obtain control of HVII; and

●	may adversely affect prevailing market prices for HVII Class A Ordinary Shares and/or share rights.

Similarly, if HVII issues debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on HVII’s assets if its operating revenues after an Initial Business Combination are insufficient to repay its debt obligations;

●	acceleration of HVII’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if HVII breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	HVII’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	HVII’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;

●	HVII’s inability to pay dividends on HVII Ordinary Shares;

●	using a substantial portion of HVII’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on HVII Ordinary Shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on HVII’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on HVII’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes; and

●	other disadvantages compared to its competitors who have less debt.

HVII expects to continue to incur significant costs in the pursuit of its acquisition plans. It cannot provide any assurance that its plans to complete an Initial Business Combination will be successful.

Factors That May Adversely Affect HVII’s Results of Operations

HVII’s results of operations and its ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond HVII’s control. HVII’s results of operations and its ability to consummate an Initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. HVII cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact HVII’s business and its ability to complete an Initial Business Combination.

Recent Events

Business Combination Agreement

On October 22, 2025, HVII, Solis Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of HVII (“Merger Sub”), and ONE Nuclear Energy LLC, a Delaware limited liability company (“ONE Nuclear”), entered into a business combination agreement (the “Business Combination Agreement”) that contemplates an all-stock business combination transaction (the “Proposed Business Combination”). Pursuant to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the existing equity holders of ONE Nuclear at the Closing (as defined below) will be in the form of stock, comprised of newly issued shares of Common Stock (as defined below). The number of shares to be issued at the Closing will be calculated by dividing $1.00 billion by an amount equal to the price at which each HVII Public Share may be redeemed in connection with the Proposed Business Combination. ONE Nuclear is an independent developer of large-scale energy solutions powered by natural gas and advanced nuclear small modular reactor (SMR) technologies. ONE Nuclear is a development stage company, with nominal assets, no operating history or revenue to date and no developments currently under construction, and investors and potential investors should consider the financial constraints, uncertainties and risks described in the section of the S-4 Registration Statement entitled “Risk Factors – Risks Related to ONE Nuclear’s Business and Industry.”

On March 31, 2026, HVII, Merger Sub, and ONE Nuclear entered into an Omnibus Amendment, amending the Business Combination Agreement to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2026 to June 30, 2026.

Pursuant to the Business Combination Agreement, the parties thereto will enter into the Proposed Business Combination by which, among other things, (i) HVII will transfer by way of continuation and deregistration to and domesticate as a Delaware corporation (the “Domestication”) and (ii) Merger Sub will merge with and into ONE Nuclear (the “Merger”), with ONE Nuclear being the surviving entity of the Merger and becoming a direct, wholly-owned subsidiary of HVII. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), ONE Nuclear will become a direct, wholly-owned subsidiary of HVII, and HVII will be a publicly traded company operating under the name “ONE Nuclear.” Following the Closing, HVII’s shares of common stock following the Domestication (“Common Stock”) are expected to trade on Nasdaq under the ticker symbol “ONEN.”

The Closing will occur no later than the third business day following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by HVII and ONE Nuclear in writing.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the HVII Public Shareholders and the equityholders of ONE Nuclear; (ii) the S-4 Registration Statement having become effective under the Securities Act; (iii) HVII’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

Unless specifically stated, this Quarterly Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the S-4 Registration Statement.

For more information about the Proposed Business Combination and the Business Combination Agreement, see HVII’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 23, 2025.

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through March 31, 2026, were organizational activities and those necessary to prepare for the IPO, described below, and identifying a target company for an initial Business Combination after the completion of the IPO. HVII does not expect to generate any operating revenues until after the completion of its Initial Business Combination. It expects to generate non-operating income in the form of interest income from funds held after the IPO. Subsequent to the IPO, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended March 31, 2026, HVII had net income of $575,611, which consisted of interest earned on cash held in the Trust Account of $1,668,676 and interest earned on cash equivalents of $3,879 offset by $1,096,944 of general and administrative costs.

For the three months ended March 31, 2025, HVII had net income of $1,018,007, which consisted of interest earned on cash held in the Trust Account of $1,494,489, interest earned on cash equivalents of $12,553 offset by $489,035 of general and administrative costs.

Liquidity and Capital Resources; Going Concern

Until the consummation of the IPO, HVII’s only source of liquidity was an initial purchase of HVII Class B Ordinary Shares (“Founder Shares”), by the Sponsor for $25,000 and loans from the Sponsor, which were repaid at the closing of the IPO.

On January 21, 2025, HVII consummated the IPO of 19,000,000 units (the “HVII Units”), which includes the partial exercise by the IPO underwriters of their over-allotment option in the amount of 1,500,000 HVII Units, at $10.00 per HVII Unit, generating gross proceeds of $190,000,000. Simultaneously with the closing of the IPO, HVII consummated the sale of an aggregate of 690,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,900,000. Of the 690,000 Private Placement Units, 500,000 Private Placement Units were purchased by the Sponsor, and an aggregate of 190,000 Private Placement Units were purchased by the IPO underwriters: Cohen & Company Capital Markets (133,000); Clear Street LLC (28,500); and Loop Capital Markets LLC (28,500).

Following the closing of the IPO and the sale of the Private Placement Units, a total of $190,000,000 was placed in the Trust Account. HVII incurred $12,656,782 of transaction costs consisting of $3,800,000 of cash underwriting fee, $7,600,000 of deferred underwriting commissions being held in the Trust Account that HVII agreed to pay to the underwriters of the IPO upon the consummation of an Initial Business Combination (the “Deferred Underwriting Commissions”) and $1,256,782 of other offering costs.

HVII intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds in the Trust Account that may be released to HVII to fund its working capital requirements, subject to an annual limit of 5.0%, and to pay its taxes, other than excise taxes, if any and excluding Deferred Underwriting Commissions), to complete its Initial Business Combination. To the extent that HVII’s share capital or debt is used, in whole or in part, as consideration to complete its Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

Excluding funds held in the Trust Account, HVII had approximately $323,217 in cash and working capital of $600,019 of working capital at March 31, 2026.

HVII intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay HVII’s income taxes. As discussed above under “—Recent Events,” on October 22, 2025, HVII entered into a Business Combination Agreement. In addition, HVII may pay commitment fees for financing, fees to consultants to assist it with its search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular Initial Business Combination, although HVII does not have any current intention to do so. If HVII entered into an agreement where it paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific proposed Initial Business Combination and the amount of HVII’s available funds at the time. HVII’s forfeiture of such funds (whether as a result of its breach or otherwise) could result in its not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

On December 19, 2025, HVII loaned ONE Nuclear an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of the ONE Nuclear’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of HVII’s commitment to make available up to $300,000 for advances thereunder, and additionally to compensate HVII for any and all outstanding advances (including a reasonable rate of interest), ONE Nuclear agreed to pay to HVII a monthly non-refundable fee equal to $10,000, which fee shall be fully earned by HVII and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case pro-rated for any partial period. All outstanding and unpaid obligations shall be payable by ONE Nuclear to HVII upon the earliest of (the earliest such date, the “Maturity Date”): (i) June 30, 2026 (as extended), (ii) the date upon which all or any part of the obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise), and (iii) the date upon which the Proposed Business Combination between ONE Nuclear and HVII or any third-party bridge financing, outside financing or similar capital-raising transaction by ONE Nuclear is consummated. The obligations may be prepaid at any time without penalty.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of HVII’s officers and directors may, but are not obligated to, loan HVII funds as may be required. If HVII completes an Initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to HVII. In the event that an Initial Business Combination does not close, HVII may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. Those units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans by the Sponsor, an affiliate of the Sponsor or HVII’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HVII does not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or its officers and directors, if any, as HVII does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

HVII does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if HVII’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, HVII may have insufficient funds available to operate its business prior to its Initial Business Combination. Moreover, HVII may need to obtain additional financing either to complete its Initial Business Combination or because it becomes obligated to redeem a significant number of its HVII Class A Ordinary Shares sold as part of the HVII Units in the IPO (the “HVII Public Shares”) upon completion of its Initial Business Combination, in which case HVII may issue additional securities or incur debt in connection with such Initial Business Combination. If HVII raises additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to HVII’s equity securities and could contain covenants that restrict HVII’s operations. Further, due to the anti-dilution rights of the Founder Shares, HVII Public Shareholders may incur material dilution. In addition, HVII intends to target businesses with enterprise values that are greater than it could acquire with its current funds, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by HVII Public Shareholders, HVII may be required to seek additional financing to complete such proposed Business Combination. HVII may also obtain financing prior to the closing of its Initial Business Combination to fund its working capital needs and transaction costs in connection with its search for and completion of its Initial Business Combination. There is no limitation on HVII’s ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with the IPO, any backstop or similar agreements HVII may enter into following the consummation of its Initial Business Combination. Subject to compliance with applicable securities laws, HVII would only complete such financing simultaneously with the completion of HVII’s Initial Business Combination. If HVII is unable to complete its Initial Business Combination because it does not have sufficient funds available to it, HVII will be forced to cease operations and liquidate the Trust Account. In addition, following its Initial Business Combination, if cash on hand is insufficient, HVII may need to obtain additional financing in order to meet its obligations.

HVII assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Topic 205-40, “Basis of Presentation – Going Concern”. HVII has until January 21, 2027 (absent any extensions of such period by the HVII shareholders) to consummate an Initial Business Combination. While HVII intends to complete an Initial Business Combination before the mandatory liquidation date, it is uncertain that the HVII will be able to consummate an Initial Business Combination by that time. If an Initial Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the HVII. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the HVII’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should HVII be required to liquidate after January 21, 2027.

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

HVII does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay, commencing on January 17, 2025, an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, which amount increased to an aggregate of $25,000 per month beginning September 1, 2025, and an agreement to pay Nicholas Geeza, HVII’s chief financial officer, an aggregate of $10,000 per month. HVII began incurring these fees on January 17, 2025, and will continue to incur these fees monthly until the earlier of the completion of its Initial Business Combination and its liquidation. HVII has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of an Initial Business Combination, which payments commenced in September 2025. An aggregate of approximately $9,355 was charged to operations for the three months ended March 31, 2026 for such consulting and advisory services. In addition, in January 2025, HVII began to compensate a Vice President of HVII $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $121,734, was charged to operations for the three months ended March 31, 2026, for such services. Effective March 1, 2026, the CFO, consultant advisor and Vice President agreed to waive further payments for their services to the Company until such time as they may notify the Company otherwise.

The underwriters of the IPO were entitled to a cash underwriting discount of $0.20 per HVII Unit, or $3,800,000 in the aggregate, which was paid to the underwriters in cash at the closing of the IPO. Additionally, the underwriters are entitled to the Deferred Underwriting Commissions of up to $0.40 per HVII Unit, or up to $7,600,000 in the aggregate (subject to reduction based on the funds remaining in the Trust Account after giving effect to the HVII Public Shares that are redeemed in connection with an Initial Business Combination), payable to the underwriters for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by HVII Public Shareholders have been met. The Deferred Underwriting Commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event HVII completes its Initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. HVII has not identified any critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HVII is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (HVII’s “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HVII’s Certifying Officers concluded that, as of March 31, 2026, HVII’s disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in HVII’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026. For risks related to the Proposed Business Combination, please the “Risk Factors” section of the S-4 Registration Statement. Any of these factors could result in a significant or material adverse effect on HVII’s results of operations or financial condition. Additional risk factors not presently known to HVII or that HVII currently deems immaterial may also impair HVII’s business or results of operations. HVII may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of HVII adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit Number	Description

2.2	Omnibus Amendment No. 1 to the Business Combination Agreement and Promissory Note, dated as of March 31, 2026, by and among Hennessy Capital Investment Corp. VII, Solis Merger Sub LLC, and ONE Nuclear Energy LLC. (incorporated by reference to Exhibit 2.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on April 3, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VII

Dated: May 13, 2026		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ Nicholas Geeza
Dated: May 13, 2026	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

