Form 10-Q
period 2026-06-30
Hennessy Capital Investment Corp. VII
filed 2026-08-12
CIK 1846416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2026 OR

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

As of August 12, 2026, there were 19,690,000 Class A ordinary shares and 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$259,477	$984,245
Note receivable	316,975	300,000
Prepaid expenses	47,073	18,021
Short-term prepaid insurance	—	24,063
Total current assets	623,525	1,326,329
Cash held in the Trust Account	200,141,138	196,958,306
Total Assets	$200,764,663	$198,284,635

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$106,247	$226,953
Accrued offering costs	25,000	100,000
Total current liabilities	131,247	326,953
Deferred legal fees	3,635,000	2,450,000
Deferred underwriting fee payable	7,600,000	7,600,000
Total Liabilities	11,366,247	10,376,953

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,000,000 shares at redemption value of $10.53 and $10.37 per share at June 30, 2026 and December 31, 2025, respectively	200,141,138	196,958,306

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 690,000 shares issued and outstanding (excluding 19,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	69	69
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,333,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	633	633
Additional paid-in capital	—	—
Accumulated deficit	(10,743,424)	(9,051,326)
Total Shareholders’ Deficit	(10,742,722)	(9,050,624)
Total Liabilities and Shareholders’ Deficit	$200,764,663	$198,284,635

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$771,073	$448,910	$1,868,017	$937,945
Loss from operations	(771,073)	(448,910)	(1,868,017)	(937,945)

Other income:
Interest earned on cash equivalents	2,107	15,444	5,986	27,997
Interest earned on cash held in the Trust Account	1,684,089	1,953,980	3,352,765	3,448,469
Total other income	1,686,196	1,969,424	3,358,751	3,476,466

Net income	$915,123	$1,520,514	$1,490,734	$2,538,521

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	19,000,000	19,000,000	19,000,000	16,795,580
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.04	$0.06	$0.06	$0.11
Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	690,000	690,000	690,000	609,945
Basic and diluted net income per ordinary share, non-redeemable Class A ordinary shares	$0.04	$0.06	$0.06	$0.11
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,333,333	6,333,333	6,333,333	6,275,322
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.04	$0.06	$0.06	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	690,000	$69	6,333,333	$633	$—	$(9,051,326)	$(9,050,624)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,609,968)	(1,609,968)

Net income	—	—	—	—	—	575,611	575,611

Balance – March 31, 2026 (unaudited)	690,000	69	6,333,333	633	—	(10,085,683)	(10,084,981)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,572,864)	(1,572,864)

Net income	—	—	—	—	—	915,123	915,123

Balance – June 30, 2026 (unaudited)	690,000	$69	6,333,333	$633	$—	$(10,743,424)	$(10,742,722)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,708,333	$671	$24,329	$(47,952)	$(22,952)

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,899,931	—	6,900,000

Fair value of public Share Rights at issuance	—	—	—	—	1,577,000	—	1,577,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(148,727)	—	(148,727)

Forfeiture of founder shares	—	—	(375,000)	(38)	38	—	—

Accretion for Class A ordinary shares to redemption amount	—	—			(8,352,571)	(7,152,248)	(15,504,819)

Net income	—	—	—	—	—	1,018,007	1,018,007

Balance – March 31, 2025 (unaudited)	690,000	69	6,333,333	633	—	(6,182,193)	(6,181,491)

Accretion for Class A ordinary shares to redemption amount	—	—			—	(1,888,444)	(1,888,444)

Net income	—	—	—	—	—	1,520,514	1,520,514

Balance – June 30, 2025	690,000	$69	6,333,333	$633	$—	$(6,550,123)	$(6,549,421)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,490,734	$2,538,521
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in the Trust Account	(3,352,765)	(3,448,469)
Changes in operating assets and liabilities:
Prepaid expenses	(29,052)	(34,899)
Note receivable	(16,975)	—
Prepaid insurance	24,063	(65,313)
Accounts payable and accrued expenses	(120,706)	23,288
Deferred legal fees	1,185,000	175,000
Net cash used in operating activities	(819,701)	(811,872)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(190,000,000)
Cash withdrawn from Trust Account for working capital purposes	169,933	140,261
Net cash provided by (used in) investing activities	169,933	(189,859,739)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	186,200,000
Proceeds from sale of Private Placement Units	—	6,900,000
Proceeds from promissory note - related party	—	33,203
Repayment of promissory note - related party	—	(109,993)
Payment of deferred offering costs	(75,000)	(510,412)
Net cash (used in) provided by financing activities	(75,000)	192,512,798

Net change in cash and cash equivalents	(724,768)	1,841,187
Cash and cash equivalents, beginning of the period	984,245	20,005
Cash and cash equivalents, end of the period	$259,477	$1,861,192

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$100,000
Deferred offering costs included in deferred legal fees	$—	$150,000
Deferred underwriting fee payable	$—	$7,600,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Hennessy Capital Investment Corp. VII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 27, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has one wholly-owned subsidiary that was formed on October 22, 2025, Solis Merger Sub LLC, a Delaware limited liability company (“Merger Sub”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 27, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below and, subsequent to the Initial Public Offering, identifying and completing a suitable Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $259,477 and working capital of $492,278. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,477 and $984,245 in cash and had no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in the Trust Account

Following the closing of the Initial Public Offering on January 21, 2025, an amount of $190,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within the Completion Window or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Completion Window, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $200,141,138 and $196,958,306 were held in an interest bearing deposit account, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$190,000,000
Less:
Proceeds allocated to Share Rights	(1,577,000)
Class A ordinary shares issuance costs	(12,508,055)
Plus:
Remeasurement of carrying value to redemption value	21,043,361
Class A ordinary shares subject to possible redemption, December 31, 2025	196,958,306
Plus:
Remeasurement of carrying value to redemption value	1,609,968
Class A ordinary shares subject to possible redemption, March 31, 2026	198,568,274
Plus:
Remeasurement of carrying value to redemption value	1,572,864
Class A ordinary shares subject to possible redemption, June 30, 2026	$200,141,138

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, through the date of the Initial Public Offering. At June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Redeemable Class A	Non-redeemable Class A	Class B	Redeemable Class A	Non-redeemable Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$668,144	$24,264	$222,715	$1,088,406	$39,526	$362,802

Denominator:
Basic and diluted weighted average shares outstanding	19,000,000	690,000	6,333,333	19,000,000	690,000	6,333,333
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.06	$0.06	$0.06

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Non-Redeemable Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,110,149	$40,316	$370,050	$1,800,440	$65,384	$672,697
Denominator:
Basic and diluted weighted average shares outstanding	19,000,000	690,000	6,333,333	16,795,580	609,945	6,275,322
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.11	$0.11	$0.11

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $76,790 under the Promissory Note. On January 21, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $109,993. No further borrowings are available under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Initial Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement and Payments to Officer and Consultants

The Company entered into an agreement with the Sponsor, commencing on January 17, 2025 through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services, which amount increased to $25,000 per month beginning September 1, 2025. For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $150,000 in administrative services fees, respectively. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $82,258 in administrative services fees, respectively.

The Company entered into an agreement with its CFO, commencing on January 17, 2025, to pay an aggregate of $10,000 per month for services prior to the consummation of the Company’s Initial Business Combination or until the Company’s liquidation. For the three and six months ended June 30, 2026, the Company incurred and paid $0 and $21,761, respectively, under this agreement with the CFO. For the three and six months ended June 30, 2025, the Company incurred $24,839 and $54,839, respectively, under this agreement with the CFO. The Company has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of an Initial Business Combination, which payments commenced in September 2025. An aggregate of approximately $0 and $9,355, respectively, was charged to operations for the three and six months ended June 30, 2026 for such consulting and advisory services. The Company did not incur fees for such consulting and advisory services for the three and six months ended June 30, 2025. In addition, in January 2025, the Company began to compensate a Vice President of the Company $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $0 and $121,734, respectively, was charged to operations for the three and six months ended June 30, 2026, for such services. For the three and six months ended June 30, 2025, the Company did not incur any fees for these services. Effective March 1, 2026, the CFO, consultant advisor and Vice President agreed to waive further payments for their services to the Company until such time as they may notify the Company otherwise.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had total deferred legal fees of $3,635,000 and $2,450,000, respectively, of which $3,035,000 and $1,850,000, respectively, was related to general matters and $600,000 was related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On March 31, 2026, HVII, Merger Sub, and ONE Nuclear entered into an Omnibus Amendment, amending the Business Combination Agreement to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2026 to June 30, 2026. On June 1, 2026, HVII, Merger Sub and ONE Nuclear entered into an amendment to the Business Combination Agreement (the “Second Omnibus Amendment”). The Second Omnibus Amendment extends the Outside Date for consummating the Business Combination from June 30, 2026 to August 15, 2026.

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

Note Receivable

On December 19, 2025, the Company (the “Lender”) has agreed to loan or advance ONE Nuclear, as defined in Note 6 (the “Borrower”), up to an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of the Borrower’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of the Lender’s commitment to make available up to $300,000 for advances thereunder, and additionally to compensate the Lender for any and all outstanding advances (including a reasonable rate of interest), the Borrower agreed to pay to the Lender a monthly non-refundable fee equal to $10,000, which fee shall be fully earned by the Lender and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case prorated for any partial period. All outstanding and unpaid obligations shall be payable by the Borrower to the Lender upon the earliest of (the earliest such date, the “Maturity Date”): (i) August 15, 2026 (as extended), (ii) the date upon which all or any part of the obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise); and (iii) the date upon which the Proposed Business Combination between the Borrower and the Lender or any third-party bridge financing, outside financing or similar capital-raising transaction by the Borrower is consummated. The obligations may be prepaid at any time without penalty. On June 1, 2026, HVII, Merger Sub and ONE Nuclear entered into an amendment to the Promissory Note to (a) extend the maturity date of the Promissory Note from June 30, 2026 to August 15, 2026 and (b) increase the maximum aggregate principal amount of loan advances under the Promissory Note from $300,000 to $316,975. As of June 30, 2026 and December 31, 2025, there was $316,975 and $300,000, respectively, loaned to ONE Nuclear under this agreement, which amounts are included in notes receivable in the accompanying condensed consolidated balance sheets.

The Company evaluates its promissory note receivable from the Borrower under ASC 326, Financial Instruments - Credit Losses. The Company assesses expected credit losses on an individual basis, considering the Borrower’s financial condition, expected liquidity events, and the contractual maturity. Based on this evaluation, management determined that no allowance for credit losses was required as of June 30, 2026 or December 31, 2025.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 690,000 Class A ordinary shares issued or outstanding, excluding the 19,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On October 8, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor. On January 10, 2025, the Company issued an additional 958,333 founder shares (up to 125,000 shares of which are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised) for no additional consideration, resulting in the Sponsor holding a total of 6,708,333 founder shares (up to 875,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ option to purchase additional units was exercised). On January 21, 2025, the Underwriters partially exercised their over-allotment option in the amount of 1,500,000 Units and forfeited the remaining unexercised balance of 1,125,000 Units, resulting in the forfeiture of 375,000 founder shares. As of June 30, 2026 and December 31, 2025, there were 6,333,333 Class B ordinary shares issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

HENNESSY CAPITAL INVESTMENT CORP. VII

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The fair value of the Share Rights as of January 21, 2025 issued in the Initial Public Offering was $1,577,000, or $0.083 per Share Right. The Share Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Share Rights issued in the Initial Public Offering:

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

NOTE 9 — SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the CFO, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	June 30, 2026	December 31, 2025
Cash	$259,477	$984,245
Cash held in the Trust Account	$200,141,138	$196,958,306

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
General and administrative costs	$771,073	$448,910	$1,868,017	$937,945
Interest earned on cash held in the Trust Account	$1,684,089	$1,953,980	$3,352,765	$3,448,469

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

NOTE 10 — SUBSEQUENT EVENTS

On August 3, 2026, the S-4 Registration Statement filed by HVII, as registrant, and ONE Nuclear, as co-registrant, in connection with the Proposed Business Combination was declared effective by the SEC.

On August 7, 2026, HVII, Merger Sub and ONE Nuclear entered into an amendment to the Business Combination Agreement and Promissory Note (the “Third Omnibus Amendment”). The Third Omnibus Amendment (a) extends (i) the outside date for consummating the Proposed Business Combination from August 15, 2026 to September 30, 2026, and (ii) the maturity date of the Promissory Note from August 15, 2026 to September 30, 2026 and (b) increases the maximum aggregate principal amount of loan advances under the Promissory Note from $316,975 to $620,000.

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed consolidated financial statements have been recognized or disclosed.

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

Overview

HVII is a SPAC incorporated in the Cayman Islands on September 27, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Initial Business Combination”). HVII intends to effectuate its Initial Business Combination using cash derived from the proceeds of the IPO and the sale of an aggregate of 690,000 private placement units (each a “Private Placement Unit” and collectively, the “Private Placement Units”) and any sale of securities in connection with its Initial Business Combination, its shares, debt or a combination of cash, shares and debt.

The issuance of additional HVII Ordinary Shares (as defined below) in an Initial Business Combination:

●	may significantly dilute the equity interest of HVII’s public shareholders (the “HVII Public Shareholders”), which dilution would increase if the anti-dilution provisions in the Class B ordinary shares of HVII (“HVII Class B Ordinary Shares”) resulted in the issuance of Class A ordinary shares of HVII (“HVII Class A Ordinary Shares,” and together with the HVII Class B Ordinary Shares, “HVII Ordinary Shares”) on a greater than one-to-one basis upon conversion of the HVII Class B Ordinary Shares;

●	may subordinate the rights of holders of HVII Ordinary Shares if preference shares are issued with rights senior to those afforded to HVII Ordinary Shares;

●	could cause a change of control if a substantial number of HVII Ordinary Shares are issued, which may affect, among other things, HVII’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of HVII’s present officers and directors;

●	may have the effect of delaying or preventing a change of control of HVII by diluting the equity ownership or voting rights of a person seeking to obtain control of HVII; and

●	may adversely affect prevailing market prices for HVII Class A Ordinary Shares and/or Share Rights.

Similarly, if HVII issues debt securities or otherwise incurs significant indebtedness, it could result in:

●	default and foreclosure on HVII’s assets if its operating revenues after an Initial Business Combination are insufficient to repay its debt obligations;

●	acceleration of HVII’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if HVII breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	HVII’s immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	HVII’s inability to obtain necessary additional financing if the debt contains covenants restricting its ability to obtain such financing while the debt is outstanding;

●	HVII’s inability to pay dividends on HVII Ordinary Shares;

●	using a substantial portion of HVII’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on HVII Ordinary Shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on HVII’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on HVII’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes; and

●	other disadvantages compared to its competitors who have less debt.

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

On March 31, 2026, HVII, Merger Sub, and ONE Nuclear entered into an Omnibus Amendment, amending the Business Combination Agreement to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2026 to June 30, 2026. On June 1, 2026, HVII, Merger Sub and ONE Nuclear entered into an amendment to the Business Combination Agreement (the “Second Omnibus Amendment”). The Second Omnibus Amendment extends the Outside Date for consummating the Business Combination from June 30, 2026 to August 15, 2026.

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

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the HVII Public Shareholders and the equity holders of ONE Nuclear; (ii) the S-4 Registration Statement having become effective under the Securities Act; (iii) HVII’s shares of Common Stock to be issued in connection with the Transactions will be conditionally approved for listing upon the Closing on Nasdaq subject to any requirement to have a sufficient number of round lot holders of Common Stock; (iv) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the Closing; (v) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing; and (vi) the Domestication will have been completed. There is no minimum cash condition or financing condition to Closing.

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

Results of Operations

HVII has neither engaged in any operations nor generated any operating revenues to date. The only activities from inception through June 30, 2026, were organizational activities and those necessary to prepare for the IPO, described below, and identifying a target company for an initial Business Combination after the completion of the IPO. HVII does not expect to generate any operating revenues until after the completion of its Initial Business Combination. It expects to generate non-operating income in the form of interest income from funds held after the IPO. Subsequent to the IPO, HVII has incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended June 30, 2026, HVII had net income of $915,123, which consisted of interest earned on cash held in the Trust Account of $1,684,089 and interest earned on cash equivalents of $2,107 offset by $771,073 of general and administrative costs.

For the three months ended June 30, 2025, HVII had net income of $1,520,514, which consisted of interest earned on marketable securities held in the Trust Account of $1,953,980 and interest earned on cash equivalents of $15,444, offset in part by $448,910 of general and administrative costs.

For the six months ended June 30, 2026, HVII had net income of $1,490,734, which consisted of interest earned on cash held in the Trust Account of $3,352,765 and interest earned on cash equivalents of $5,986, offset in part by $1,868,017 of general and administrative costs.

For the six months ended June 30, 2025, HVII had net income of $2,538,521, which consisted of interest earned on marketable securities held in the Trust Account of $3,448,469 and interest earned on cash equivalents of $27,997, offset in part by $937,945 of general and administrative costs.

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

Excluding funds held in the Trust Account, HVII had approximately $259,477 in cash and $492,278 of working capital at June 30, 2026.

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

On December 19, 2025, HVII loaned ONE Nuclear an aggregate principal amount of $300,000 solely to pay expenses incurred in connection with third-party legal, accounting, and audit services, including, without limitation, expenses related to the preparation, filing, and review of ONE Nuclear’s financial statements, regulatory filings, and other related corporate and compliance matters. In consideration of HVII’s commitment to make available up to $316,975 (as amended) for advances thereunder, and additionally to compensate HVII for any and all outstanding advances (including a reasonable rate of interest), ONE Nuclear agreed to pay to HVII a monthly non-refundable fee equal to $10,000, which fee shall be fully earned by HVII and paid in-kind in arrears, on the last calendar day of each month until the Maturity Date (as defined below) and on the Maturity Date (to the extent the Maturity Date does not occur on the last calendar day of a month), in each case pro-rated for any partial period. All outstanding and unpaid obligations shall be payable by ONE Nuclear to HVII upon the earliest of (the earliest such date, the “Maturity Date”): (i) August 15, 2026 (as extended), (ii) the date upon which all or any part of the obligations have been declared or automatically have become due and payable (whether by acceleration or otherwise), and (iii) the date upon which the Proposed Business Combination between ONE Nuclear and HVII or any third-party bridge financing, outside financing or similar capital-raising transaction by ONE Nuclear is consummated. The obligations may be prepaid at any time without penalty.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of HVII’s officers and directors may, but are not obligated to, loan HVII funds as may be required. If HVII completes an Initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to HVII. In the event that an Initial Business Combination does not close, HVII may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into HVII Units, at a price of $10.00 per HVII Unit, at the option of the lender. The HVII Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans by the Sponsor, an affiliate of the Sponsor or HVII’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. HVII does not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or HVII’s officers and directors, if any, as HVII does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

HVII assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Topic 205-40, “Basis of Presentation – Going Concern”. HVII has until January 21, 2027 (absent any extensions of such period by the HVII shareholders) to consummate an Initial Business Combination. While HVII intends to complete an Initial Business Combination before the mandatory liquidation date, it is uncertain that HVII will be able to consummate an Initial Business Combination by that time. If an Initial Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of HVII. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about HVII’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should HVII be required to liquidate after January 21, 2027.

Off-Balance Sheet Financing Arrangements

HVII has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. HVII does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. HVII has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

HVII does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay, commencing on January 17, 2025, an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, which amount increased to an aggregate of $25,000 per month beginning September 1, 2025, and an agreement to pay Nicholas Geeza, HVII’s chief financial officer, an aggregate of $10,000 per month. HVII began incurring these fees on January 17, 2025, and will continue to incur these fees monthly until the earlier of the completion of its Initial Business Combination and its liquidation. HVII has agreed to pay consulting and advisory fees of $11,000 per month, with a discretionary annual bonus of up to $25,000, to an affiliate of the Sponsor for services related to the execution and consummation of an Initial Business Combination, which payments commenced in September 2025. An aggregate of approximately $9,355 was charged to operations for the three and six months ended June 30, 2026 for such consulting and advisory services. In addition, in January 2025, HVII began to compensate a Vice President of HVII $16,500 per month, with a discretionary annual bonus of up to $165,000, for her services. An aggregate of approximately $121,734, was charged to operations for the three and six months ended June 30, 2026, for such services. Effective March 1, 2026, the CFO, consultant advisor and Vice President agreed to waive further payments for their services to the Company until such time as they may notify the Company otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in HVII’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to HVII’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. HVII’s management evaluated, with the participation of HVII’s current chief executive officer and chief financial officer (HVII’s “Certifying Officers”), the effectiveness of HVII’s disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, HVII’s Certifying Officers concluded that, as of June 30, 2026, HVII’s disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in HVII’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026. For risks related to the Proposed Business Combination, please see the “Risk Factors” section of the S-4 Registration Statement. Any of these factors could result in a significant or material adverse effect on HVII’s results of operations or financial condition. Additional risk factors not presently known to HVII or that HVII currently deems immaterial may also impair HVII’s business or results of operations. HVII may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of HVII adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit Number	Description

2.2	Omnibus Amendment No. 2 to the Business Combination Agreement and Promissory Note, dated as of June 1, 2026, by and among Hennessy Capital Investment Corp. VII, Solis Merger Sub LLC, and ONE Nuclear Energy LLC. (incorporated by reference to Exhibit 2.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on June 2, 2026).
2.3	Omnibus Amendment No. 3 to the Business Combination Agreement and Promissory Note, dated as of August 7, 2026, by and among Hennessy Capital Investment Corp. VII, Solis Merger Sub LLC, and ONE Nuclear Energy LLC. (incorporated by reference to Exhibit 2.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on August 10, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Hennessy Capital Investment Corp. VII’s Form 8-K, filed with the SEC on January 21, 2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VII

Dated: August 12, 2026		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ Nicholas Geeza
Dated: August 12, 2026	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

